Form 10-K
period 2021-06-30
PAYCOR HCM, INC.
filed 2021-09-02
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-40640
PAYCOR HCM, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1813909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4811 Montgomery Road Cincinnati, OH	45212
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code
(800) 381-0053

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PYCR	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to section 12(g) of the Act: None
————————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.

As of August 31, 2021, the number of shares of the Registrant’s Common Stock outstanding was 174,429,903 shares

DOCUMENTS INCORPORATED BY REFERENCE
None.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•Our ability to manage our growth effectively.
•The expansion and retention of our direct sales force with qualified and productive persons and the related effects on the growth of our business.
•The impact on customer expansion and retention if implementation, user experience, customer service, or performance relating to our solutions is not satisfactory.
•Our ability to innovate and deliver high-quality, technologically advanced products and services.
•Our relationships with third parties.
•The proper operation of our software.
•Future acquisitions of other companies’ businesses, technologies, or customer portfolios.
•The continued service of our key executives.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•Payments made to employees and taxing authorities due for a payroll period before a customer’s electronic funds transfers are settled to our account.
•The potential breach of our security measures and the unauthorized access to our customers’ or their employees’ personal data and the resulting effects thereof which may include lawsuits, fines, or other regulatory action, significant costs related to remediation, negative perceptions regarding the security of our solutions, and reduction or cessation of customers’ use of our solutions.
•Damage, failure, or disruption of our Software-as-a-Service delivery model, data centers, or our third-party providers’ services.
•Our ability to protect our intellectual and proprietary rights.
•The use of open source software in our applications.
•The growth of the market for cloud-based human capital management and payroll software among small and medium sized businesses.
•The competitiveness of our market generally.
•The impact of the COVID-19 pandemic.
•Our customers’ dependence on our solutions to comply with applicable laws.
•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.

•Our ability to maintain effective internal controls over financial reporting.
•The other risk factors set forth under Item 1A of Part I of this Annual Report on Form 10-K.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to publicly update any forward-looking statement after the date of this report, whether as a result of new information, future developments or otherwise, or to conform these statements to actual results or revised expectations, except as may be required by law.

Part I

Item 1. Business

Paycor HCM, Inc., a Delaware corporation (“Paycor HCM”), was incorporated in August 2018 to serve as a holding company in connection with the acquisition of the Company (the “Apax Acquisition”) by Apax Partners L.P. (“Apax Partners”) in 2018. Paycor HCM completed an initial public offering in July 2021. Paycor HCM, Inc. and its subsidiaries are referred to collectively as the “Company,” “Paycor HCM,” “Paycor,” “we,” “us,” or “our,” unless the context requires otherwise.

Mission

Paycor empowers leaders to develop winning teams.

Overview

Paycor is a leading Software-as-a-Service (“SaaS”) provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower business leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline human capital management (“HCM”) and payroll workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations, and all augmented by industry-specific domain expertise. Over 28,000 customers across all 50 states trust Paycor to help their leaders develop winning teams.

Since our founding in 1990 we have achieved several key milestones, including:

•2004: Completed first business acquisition and developed web-based version of our software.
•2006 – 2008: Expanded offering beyond payroll services, adding human resources and time and attendance functionalities.
•2012: Launched new flagship SaaS platform, “Perform”, which was built to provide ease-of-use and depth of functionality for small and medium sized businesses (“SMBs”).
•2014: Released Perform Time and Onboarding solutions and surpassed $100 million in annual revenue.
•2015: Completed acquisition of Newton Software, adding applicant tracking software to the portfolio, and surpassed 1,000,000 employees on platform.
•2017: Surpassed $200 million in annual revenue.
•2018: Received majority investment from Apax Partners and launched research-based resource hub, HR Center of Excellence.
•2019: Hired Raul Villar Jr. as CEO and acquired Nimble Scheduling Software.
•2020: Surpassed $300 million in annual revenue, launched GUIDE Elite implementation, released Pulse surveys tool, and completed acquisition of 7Geese talent management software.
•2021: Consummated the initial public offering (“IPO”) of Paycor HCM, Inc. and began trading publicly on the Nasdaq Global Select Market.

People management has evolved significantly over the last 30 years from an administrative, payroll-centric cost center to a highly strategic function focused on talent management and employee engagement. To be competitive in today’s environment, organizations are increasingly reliant on this function as they seek to leverage people analytics to identify trends and track performance across their workforce. However, most existing HCM solutions lack the comprehensive functionality, ease-of-use, and integration capabilities needed to facilitate effective people management. These limitations are particularly problematic for SMBs which often lack the technical, financial, and people resources of larger organizations.

Our unified, cloud-native platform is purpose-built to provide business leaders with the tools they need to optimize all aspects of people management. See “Our Solution and Key Strengths” section below, within Item 1. Business, for key strengths of our platform.

Our easy-to-use platform incorporates intuitive analytics functionality, enabling SMBs to automate and simplify mission-critical people management processes and enhance visibility into their business operations. Our platform is architected for extensibility and features an open API led interoperability engine that allows customers to easily connect their people data with third-party applications to create a seamlessly integrated digital ecosystem. Our products are supported by a differentiated implementation process and vibrant community of users, which together ensure customers can take full advantage of our platform.

We market and sell our solutions through direct sales teams, leveraging our strong demand generation engine and broker partnerships. We primarily target companies with 10 to 1,000 employees, with such segment of the SMB market accounting for 80% of our recurring billing for the fiscal year ended June 30, 2021. We intend to grow our customer base by accelerating the expansion of our sales coverage and broker networks in both new and existing markets, with a focus on the 15 most populous metropolitan statistical areas in the United States (“Tier 1 markets”), where we see substantial opportunity. We also intend to grow our customer base through our industry focused product and go-to-market strategy. We market our products via a bundled pricing strategy where we charge customers on a per-employee-per-month (“PEPM”) basis and have demonstrated success at driving growth through the expansion of our Core HCM and Payroll product bundle. We intend to continue to expand our product suite and further cross-sell products into our existing customer base.

Industry Background

Human capital management is an evolving necessity for organizations, with several key trends that have shaped today’s environment.

The Evolution of People Management

Over the last 30 years, the demands of business leaders, employees, and people management strategies have significantly evolved in response to shifting demographics, employee expectations, and technological capabilities. As a result, the importance of people management has been elevated from a payroll-centric cost center to a highly strategic function focused on talent management as a critical component of business competitiveness. The novel coronavirus pandemic (“COVID-19 pandemic”) has further reinforced this strategic shift. The HR function has been pivotal as companies strive to maintain morale and productivity for remote workforces. Considering these evolving demands, HCM technology has been forced to transform to replace manual processes with strategic platforms that surface business insights, enabling leaders to make data-driven decisions.

In the late 2000s, the emergence of SaaS brought about two key developments: HCM solutions shifting to focus on digitizing old processes and organizations increasingly using point solutions. This led to more system fragmentation, an overcomplicated user experience, and increased total costs. At the same time, the separation between work and life began to blur, driving an increased need for employee engagement tools. A 2018 study conducted by Gallup highlighted this need persists today, noting that 66% of employees in the U.S. were either not engaged or were actively disengaged.

To address this lack of engagement, many HCM solution providers targeted their product development efforts at enhancing the employee experience. Such providers did this by developing employee portals to drive engagement, similar to social media platforms, but found that employees were not seeking this from their employers. Other unsuccessful attempts to drive engagement included adding gamification attributes to influence behavior, such as encouraging employees to complete compliance training. These product features overlooked the importance of business leaders as the primary users of HCM platforms and as the people most influential in achieving positive employee engagement. A Gallup study reported that managers account for at least 70% of the variance in employee engagement scores across business units. In addition, a 2019 Gartner study showed employee engagement to be the need least met by existing HCM solutions. Business leaders need tools to effectively strengthen engagement, manage career development, and enhance the employee experience.

Complex Regulatory Environment

The ever-evolving regulatory landscape continues to place a burden on small businesses. For example, the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has required small businesses to quickly adapt to complex requirements. In addition, businesses are forced to navigate thousands of state and local tax codes and industry-specific labor laws. As a result, businesses continue to demand HCM platforms that enable them to maintain a robust compliance framework and abstract the complexity of regulatory changes, such as responding to special employee leave provisions.

Growing Importance of People Analytics

In recent years, businesses have begun to appreciate the value they could derive from stronger data analytics capabilities. SMB leaders are increasingly willing to invest in data-driven decision-making tools to improve their business performance. An IDC survey found that analyzing data and employee engagement had the highest level of third-party investment. In addition, a survey by Gartner showed that 64% of participants ranked improvement of reporting quality and people analytics as their main HR objective when evaluating HCM solutions. SMBs have a particular need for all-in-one solutions considering their unique capacity constraints, such as single person HR departments and limited in-house legal and information technology (“IT”) support.

Unique Needs of SMBs

SMBs demand solutions that have the following key characteristics:

•    Ease of Implementation. The ability to get mission critical solutions up and running seamlessly and successfully without overburdening company resources.
•    Ease of Use. Intuitive design and simple workflows for leaders and their teams.
•    Full Suite of Solutions. Fully integrated platform to serve as a single system of record for all HCM functions with built-in critical capabilities such as compliance, mobility, analytics, and security.
•    Highly Scalable Cloud-based Platform. Flexible solutions built to meet the needs of organizations as they grow in size and complexity.
•    Industry-specific Focus. Solutions, integrations, and support tailored to unique industry needs.

Limitations of Existing Solutions

The vast majority of SMBs still rely on legacy solutions to fulfill their HCM technology requirements. These offerings are typically provided by national and regional payroll service bureaus or in-house solutions built on top of generic enterprise resource planning (“ERP”) systems. In addition to these legacy solutions, advancements in cloud technology have led to the emergence of other competing SaaS-based HCM offerings. Both legacy and other competing SaaS offerings possess significant limitations in addressing the full HCM needs of SMBs. These limitations include:

•    Incomplete HCM Solutions Lacking in Product Breadth and Depth. Many existing HCM platforms offer incomplete product suites that deliver only a portion of the capabilities required by SMBs or offer ‘full suites’ comprised of products with limited functionality, capable of addressing only the most basic use cases. Often these solutions rely on archaic technologies such as batch processing engines and lack robust compliance and security features. Users of these incomplete platforms are often forced to use multiple products from multiple vendors or continue to manage processes manually outside of their HCM solution.
•    Lack a Unified Approach. Many existing HCM ‘suites’ are comprised of a patchwork of stand-alone applications with limited integration. This lack of unification inhibits the real-time synchronization of data across multiple HCM applications and makes it difficult for SMBs to maintain a single, uniform system of record for employee data. As a result, SMBs are forced to rely on manual, redundant, and error-prone processes to manage and track employee data, which can often lead to untimely payroll, poor employee engagement, and significant compliance issues such as incomplete reporting, and inadequate data security.
•    Difficult to Integrate with Third-Party Systems. Most existing HCM solutions are built on inflexible, closed technology architectures, and are not designed to communicate with external applications. These rigid systems make it difficult for SMBs to integrate HCM tools with other key systems of record such as ERP and POS applications and often require significant manual work to extract and port data to execute routine functions. This inhibits organizations’ ability to establish flexible digital ecosystems capable of addressing the evolving needs of a growing business.
•    Lack Robust Analytics Capabilities. Existing SMB solutions lack tools which are both sophisticated and easy-to-use to access, aggregate, analyze, and act on employee data in real-time. As a result, SMBs are unable to efficiently derive actionable workforce insights and make critical, informed decisions to improve the way they hire, manage, and develop people, such as uncovering turnover trends based on demographics, location, and tenure.

•    ‘One Size Fits All’ Approach. Certain industry verticals have unique people management requirements, such as job costing for manufacturing companies and blended overtime calculations for healthcare employees who work shifts at different pay rates. However, most existing HCM solutions provide generic out-of-the-box functionality and limited configurability, with professional service teams that often lack vertical expertise. As a result, SMBs struggle to address evolving industry-specific people management needs and reporting requirements with existing HCM solutions.
•    Difficult to Use. Many existing solutions have arcane, inflexible user interfaces that lack the intuitive, consumer-like feel of modern SaaS applications. These solutions are often difficult for both employees and leaders to use effectively without significant training. Additionally, many existing HCM suites typically lack consistent functionality and user experience across different devices, and typically require multiple logins to traverse between applications. As a result, people leaders are often forced to revert to time-consuming manual processes to execute simple HR tasks and assist with tedious employee troubleshooting.
•    Not Designed for Business Leaders. Many existing HCM solutions were built with engagement functionality specifically designed for employees, not business leaders who have the most influence over employee engagement. These solutions often lack the end-to-end functionality and powerful analytics required by business leaders for effective people management. As a result, business leaders are incapable of fully leveraging their HCM solution to hire and retain the right talent, optimize routine functions, and transform people management into a strategic driver of business performance.

Our Solution and Key Strengths

We offer a unified, cloud-native platform, purpose-built to address the comprehensive people management needs of SMB leaders. Our intuitive, easy-to-use platform enables SMBs to easily automate and simplify the most mission-critical people management processes and enhance visibility into organizations’ human capital to drive employee engagement and data-driven decisions. The key strengths of our platform include:

•    Comprehensive Suite of HCM Solutions Architected to Meet the Full Range of an SMB’s Needs. Our comprehensive HCM suite delivers industry-leading functionality. This empowers business leaders to achieve strategic goals through differentiated people management. The key components of our HCM solutions include:
•    Core HCM and Payroll. A powerful calculation engine that enables real-time changes to drive fast and accurate payroll processing. Robust workflows and approval capabilities assist leaders with expediting and automating their most common tasks.

•    Workforce Management. Flexible time entry, overtime calculations, and scheduling capabilities with real-time payroll synchronization allowing leaders to manage costs and increase productivity.
•    Benefits Administration. Advanced decision support to help leaders streamline and optimize their company’s benefits administration and spend with superior carrier connectivity and the ability to setup complex plans.
•    Talent Management. Integrated compensation and performance management capabilities, including advanced goal management paired with employee-manager one-on-ones, empowering leaders to drive employee professional growth and corporate alignment.
•    Employee Engagement. Interactive learning tools and AI-powered surveys that use natural language processing to surface actionable, easy-to-understand insights from feedback allowing leaders to solve issues like turnover and low morale.
•    Uniquely Unified Platform Enabling Differentiated Analytics. Our platform leverages a modern cloud architecture and robust API led interoperability engine. We deliver a unified user and data experience that serves as the single source of truth for our customers’ employee data. Our platform allows for seamless access to people data across applications and the visibility to extract meaningful business insights from employee information in real-time. This unified data architecture automates error-prone manual processes, empowering business leaders to shift their focus to strategic initiatives that drive long term business value.
•    Open, Cloud-native Architecture Enables Differentiated Platform Extensibility. Our SaaS platform is flexible, scalable, and extensible, allowing us to continuously expand the breadth and depth of our product suite without compromising the unified user experience for both employers and employees. Our single instance, multitenant deployment enables us to deliver frequent, silent updates to maintain a consistent user experience on the latest version of our software. The extensibility of our platform allows for easy integrations to various technologies both within and outside of the HCM ecosystem, such as connections to benefits platforms to support our broker partnerships and integrations to industry-specific ERP systems.
•    Industry-specific Functionality and Expertise. We provide SMBs with a combination of industry-specific product configurations, pre-built integrations with sought-after third-party solutions, and served by professionals with industry-specific training. Our HCM platform is configurable and flexibly designed to address a broad cross-section of vertical-specific use cases. Our solutions are supported by a proprietary implementation program and vibrant community of users, which together ensure customers can take full advantage of our industry-specific functionality.
•    Powerful Analytics to Deliver Actionable Insights. We enable real-time visibility into an organization’s people data through a comprehensive set of out-of-the-box analytics capabilities. Our powerful analytics allow SMBs to cost-effectively transform data into trends and predictions to benchmark, understand, and easily report on their workforce. With predictive analytics and robust benchmarking tools, our platform enables SMBs to make strategic, data-driven decisions to improve recruiting, labor cost management, employee performance, diversity and inclusion, and employee retention.
•    Designed for Business Leaders. Effective business leadership is critical to maximizing employee engagement and successful business performance. Our platform is purpose-built to provide business leaders with the tools they need to optimize every aspect of people management. With our end-to-end HCM functionality and deep analytics capabilities, business leaders can streamline people management functions, surface actionable insights, facilitate successful hiring, meaningfully engage their employees, and focus people management on strategic initiatives that drive business value.

Our Market Opportunity

We estimate our current annual recurring market opportunity is $29 billion in the U.S. and we expect the opportunity to grow as the number of SMBs increase and we continue to expand our product portfolio. To estimate our market opportunity, we identified the number of companies in the U.S. with an employee count between 10 and 1,000. Based on data from the U.S. Bureau of Labor Statistics as of January 27, 2021, there were over 1.3 million businesses with between 10 to 1,000 employees, totaling 61.2 million employees within our target demographic. We then applied our $39 total list PEPM rate as of June 30, 2021 for our full suite of products including Core HCM and Payroll, Workforce Management, Benefits Administration and Talent Management to derive our current total addressable market opportunity of $29 billion.

Growth Strategy

We intend to capitalize on our market opportunity with the following key growth strategies:

•    Expand Sales Coverage. We believe there is substantial opportunity to continue to broaden our customer base. As of June 30, 2021, we had approximately 28,000 customers, which represent a small percentage of the U.S. market for HCM and payroll solutions. Our sales coverage in Tier 1 markets, which encompass 33% of the U.S. population, is 20%, compared to 29% and 48% in the 15 most populous metropolitan statistical areas in the United States other than Tier 1 markets (“Tier 2 markets”) and the 20 most populous metropolitan statistical areas in the United States other than Tier 1 markets and Tier 2 markets (“Tier 3 markets”), respectively. There is a substantial opportunity to continue to grow our sales coverage and customer base in Tier 1 markets. As a result of our historical footprint, a significant majority of our revenue is derived from the Great Lakes and Southeast regions of the United States. We intend to drive new customer additions by expanding our sales coverage in the markets where we have a sales presence and into new markets over the next two years. We believe that our go-to-market engine positions us well to scale our business efficiently and effectively into these markets.
•    Accelerate Broker Channel Partnerships. Benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. We will continue to work with our existing broker partners and intend to expand our broker network through regional and national partnerships to drive customer acquisition.
•    Expand Industry-specific Functionality and Leadership. SMBs in certain industries require unique functionality for their people management needs. We designed our platform to be easily configurable for industry-specific applications in key verticals such as manufacturing, healthcare, and restaurants. We will continue to expand our solutions and expertise in both existing and new key industries.
•    Expand Product Penetration within Existing Customer Base. Our PEPM is increasing as we continue to grow our HCM product bundle. Our customers typically start with our core HR and payroll solution, eventually expanding their usage of our platform over time. We intend to accelerate this trend going forward and have a significant opportunity to further penetrate our existing customer base.
•    Continue to Innovate and Add New Solutions. Given our customer centric approach, we collaborate with our customers in expanding our product offerings. We have a robust product roadmap that is specifically focused on enhancing our ability to address the unmet needs of our customers and prospective customers. We intend to continue to invest significantly in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership.
•    Pursue Strategic M&A. We have successfully acquired and integrated several businesses that complement and enhance our software and technology capabilities. We will continue to take a disciplined approach to identifying and evaluating potential acquisitions, ensuring we pursue strategies that expand the depth of our product portfolio and drive revenue synergies through cross sale opportunities. Our focused M&A strategy will help us to continue to drive growth and expand our market footprint and product leadership.

Our Products

Our comprehensive portfolio of SaaS based people management products includes:

Core HCM and Payroll Suite

•    Onboarding: Enables customers to digitize the onboarding process by helping them to automate the collection of necessary new employee data, complete compliance forms, set up direct deposit, acknowledge company documents, and engage their new hires with necessary content such as training videos. Additionally, employees can complete the Work Opportunity Tax Credit (“WOTC”) information, and use electronic signatures to complete the onboarding process. Provides business leaders visibility into the new employee onboarding process through analytics and reporting tools.
•    HR: Includes functionality allowing leaders to set up and manage the organizational structure such as company departments and locations; employee lifecycle actions such as promotions, transfers, and terminations; create a dynamic and digital company organizational chart; workflows and approvals; and document storage.
•    Payroll: Fully-featured payroll and tax compliance engine with federal, state, and local tax support. Enables users to manage the entire payroll process including setup, payroll processing, reporting, direct deposit, check print, pay cards, and on-demand pay access. Provides payroll administrators with flexibility to make updates on the fly to current and future payroll cycles and see the results in real time. The solution is accompanied by services to assist leaders with filing compliance forms with multiple levels of government to fulfill company obligations.

•    Recognition: Shoutouts enables employees to engage with their peers by recognizing great work and giving them a public “shout out” for their achievements.
•    Time Off Manager: Enables customers to manage time off administration with functionality for key users. Administrators can set up and monitor accrual policies while empowering employees to request time off and view balances directly from the web or mobile app. Managers can approve time off via the web or mobile app and see a holistic view of their team via a time off dashboard and calendar view.
•    Mobile: Native iOS and Android app designed for employees and managers to have access to the HCM system from their preferred mobile device. Includes the ability for managers and employees to process workflow approvals, manage time and attendance, view paystubs, manage benefits, provide peer recognition, access company learning, access company news, view the employee directory, and view employee documents.
•    ACA: Reporting and filing tool to ensure customer compliance with the Affordable Care Act to help business leaders understand workforce compliance, comply with measurement periods, and both generate and file necessary forms.
•    Reporting: Provides customers with a robust library of standard reports for their most common needs including federal and state compliance, employee rosters, and payroll reporting, such as pre and post journals. Additionally, the reporting engine gives customers the ability to do ad hoc reporting by enabling business leaders to query their people data and design reports to suit their own needs.
•    Analytics: Provides real-time data insights to help leaders make critical business decisions. It provides a broad set of templates including retention, compensation, diversity, benchmarking capabilities, predictive insights, and comparison tools. Leaders can run what-if analyses, create easily accessible, personalized dashboards of key business metrics, and create presentations on their people data.

Workforce Management

•    Scheduling: Enables business leaders to plan and optimize schedules to budgets and easily create schedules based on templates. Employees can set their own availability, see when they are scheduled to work, and swap shifts with other employees, facilitated by built in chat capabilities.
•    Time and Labor Management: Delivers a unified system of record with HR and Payroll. Facilitates time punching, timecard entry, timecard submittal, and timecard approval. Managers can proactively monitor hours and overtime via dashboards, providing business leaders the visibility needed to control labor costs. Employees can interact with the software via the web, their phone, or a timeclock device. The software is designed to handle the various overtime, scheduling, and break rules required across the jurisdictions where employees work.

Benefits Administration

•    Benefits: Benefits Advisor is a rules-based platform that simplifies benefit administration tasks while empowering employees to make smart, cost effective decisions. The tool provides benefit administration capabilities for plan setup and management, open enrollment with built in decision support for employees, life event-based enrollment for employees, and carrier connectivity to seamlessly pass enrollment information to benefit carriers.

Talent Management

•    Recruiting: Helps customers to streamline the recruiting process by fully managing both the requisition and candidate lifecycles. Recruiting allows leaders to communicate with candidates the way they want via both text message and email, schedule interviews, extend offers, and seamlessly begin the employee onboarding experience. Additionally, recruiters can gamify the referral process and reward employees who make referrals via our Gravity referral app. Recruiting allows customers to create a fully branded careers site that matches the look and feel of their main corporate site.
•    Performance Management and Goal Setting: Enables leaders to improve the quality of work by facilitating meaningful conversation and coaching that allow employees to feel heard, helping them better understand what they need to do to succeed. Customers can build customizable reviews for both the ongoing review process and the annual process, enable peer to peer feedback, and keep parties up to date with event and approver notifications and workflows. The performance review cycle is fully integrated with Compensation Management so that reviews can drive the merit process. Additionally, specific, measurable, achievable, relevant and time-bound goals and objectives and key results can be created, tracked, and managed throughout the year, enabling regular manager-employee one-on-one check-ins to ensure goal alignment, progress, and completion.
•    Compensation Management: Facilitates compensation strategy to reduce turnover and reward the right talent by automating compensation events in one system, taking the complexity out of planning. The tool enables leaders to create salary plans and associated budgets, distribute salary worksheets to managers for planning and what-if scenarios within defined budgets, view calculations and compensation metrics (such as compa-ratios), roll up plans for executive approval, and create new pay records upon completion – all fully integrated with performance management.

Employee Engagement

•    Learning Management: Combines virtual, classroom, mobile, and social capabilities on one platform, so employees can learn at their own pace – whether in a curated course or in a self-paced, on demand environment. It includes a robust delivered content library, a course builder for customers to create their own content and learning assessments, quizzes to ensure learner proficiency, and real-time course-completion data for leaders.
•    Employee Surveys: Pulse, the employee survey tool, gives leaders an accurate way to gather and convert employee feedback into insights for actionable plans. Designed to help leaders regularly gauge what employees are thinking and feeling in real time, the tools facilitates both light-weight pulse surveys and in-depth engagement surveys through a combination of quantitative and qualitative questions. Results are put through the natural language processing and sentiment analysis engines that use the power of AI to quickly categorize unstructured feedback by theme and positive/negative sentiment, so leaders do not have to spend precious time manually parsing results.

Our Technology

Paycor’s technology is based on a multi-tenant SaaS framework and utilizes automated build-and-deploy processes to release updates to customers. This gives us an advantage over many disparate traditional systems which are less flexible and require longer and costly development and upgrade cycles. Our technology is powered by a hybrid cloud configuration leveraging geographically dispersed co-located data centers hosted through Microsoft Azure and Amazon Web Services. Our platform is designed to be flexible, scalable, and highly configurable and is built on a layer of cloud-native micro services, which supports the platform’s ability to easily integrate with other technologies in our customers’ digital ecosystems. In addition, customer data is stored in a modern database layer and accessed through a unified reporting system.

The platform is designed with security as a top consideration and employs a defense-in-depth strategy through administrative, physical, and technical safeguards to ensure the protection, confidentiality, and integrity of our customers’ data. Paycor is NACHA certified, a voluntary accreditation program from the National Automated Clearing House Association which governs the nations automated clearing house (“ACH”) network and payment system. We also routinely complete SOC 1 and SOC 2 examinations. Service Organization Controls (“SOC”) are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We continuously monitor our network and endpoint-based security threats along with antivirus software to guard against trojans, worms, viruses, and other malware.

Our Customers

As of June 30, 2021, Paycor serves over 44,000 clients from approximately 28,000 parent customers. Our target customers are companies with 10 to 1,000 employees and we specialize in the key industries of manufacturing, healthcare, and food and beverage. We currently have more than 2.0 million active employees on our platform.

Sales and Marketing

We sell our solutions through a direct sales team, comprised of field sales, insides sales and client sales, each organized by customer size, geography, and industry. Our field sales team focuses on generating new sales to prospects with more than 50 employees, while our inside sales team drives new sales to organizations with less than 50 employees. Our client sales team cross-sells additional bundles to existing customers. Our sales professionals are trained to take a consultative approach to uncover the specific challenges and industry-specific nuances faced by customers and ensure the right solutions are provided. Our sales footprint has historically been concentrated in Tier 2 and Tier 3 markets. We believe there is an attractive opportunity to grow our sales teams in Tier 1 markets.

A core component of our sales and marketing strategy is our partnerships with key centers of influence (“COIs”), which include benefits brokers, financial advisors, financial institutions, and HR consultants. These partnerships enhance our sales motion by generating high quality referrals and providing credibility to our offerings.

We generate customer leads, accelerate sales opportunities, and build brand awareness through our direct marketing programs and robust network of COIs. We believe that our sales success is attributable to our differentiated unified platform, our ability to generate high customer return on investment, and our reputation for superior customer service. Our principal marketing efforts consist of paid, owned, and earned marketing strategies, including robust organic search engine optimization, paid digital media, account based marketing, channel partner marketing, and live and virtual events. Additionally, our HR Center of Excellence is an award-winning resource hub that provides existing and prospective customers with white papers, webinars, and industry research to help organizations optimize human capital management.

As of June 30, 2021, our sales and marketing organization included approximately 290 mid-market field sales professionals.

Research and Development

We invest significantly in research and development to continuously introduce new applications, technologies, features, and functionality. We are organized in small product-centric teams that utilize an agile development methodology. We focus our efforts on developing new applications and core technologies as well as further enhancing the usability, functionality, reliability, performance, and flexibility of existing applications.

We expensed research and development costs through our consolidated statements of operations of $36.0 million and $45.9 million for the fiscal years ended June 30, 2021 and 2020, respectively. Additionally, we capitalized research and development costs on our consolidated balance sheets of $21.2 million and $18.8 million for the fiscal years ended June 30, 2021 and 2020, respectively. Our research and development personnel are principally located in Ohio and Texas, although many of our associates operate virtually. We seek to hire highly experienced personnel wherever they are located.

Our Service Model

GUIDE Implementation Model

•    GUIDE is Paycor’s differentiated implementation methodology, where we work to Gather, Understand, Import, Deliver, and Evaluate (“GUIDE”), ensuring a successful and seamless transition to our products.
•    GUIDE Elite is a service that offers our larger prospective customers and all clients of broker partners a project manager who serves as the single point of contact and go-to implementation expert throughout the process. With GUIDE Elite, customers are offered extended implementation support of between six weeks to six months following product activation with a focus on training, utilization, and adoption to maximize the value of Paycor’s technology and expertise.

Personalized Support Model

•    Paycor’s personalized support model is based on matching customers with the specialist that has the skillset needed to answer their inquiry. Our customer experience team is based in the United States and delivers a responsive, consultative customer service experience. Our larger customers are assigned a dedicated Customer Success Manager who is focused on driving the value of existing solutions, conducting Executive Business Reviews for strategic planning, and serving as a trusted advisor.

Seasonality

Our revenues are seasonal in nature. Recurring revenues include revenues relating to the annual processing of payroll forms, such as Form W-2, Form 1099, and Form 1095 and revenues from processing unscheduled payroll runs (such as bonuses) for our clients. Because payroll forms are typically processed in the third quarter of our fiscal year, third quarter revenue and margins are generally higher than in subsequent quarters. These seasonal fluctuations in revenues can also have an impact on gross profits. Historical results impacted by these seasonal trends should not be considered a reliable indicator of our future results of operations.

Intellectual Property
Our success is dependent, in part, on our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of laws and intellectual property rights, including trade secrets, copyrights, and trademarks, as well as contractual protections to establish and protect our intellectual property rights. We require our associates and other employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation, and other proprietary information. In addition, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality and frequent enhancements to our applications are also essential to establishing and maintaining our technology leadership position in our industry.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop applications with the same functionality as our applications. Policing unauthorized use of our technology and intellectual property rights is difficult and costly, and we may not be successful in detecting or preventing unauthorized activities.

We expect that providers of HCM and payroll solutions such as ours may be subject to third-party infringement claims as the market and the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of our competitors or other third parties might make a claim of infringement against us, which would require us to defend ourselves regardless of the merits of such claim, and could divert the attention of management and cause us to incur costs.

Segment Information

We operate in a single operating segment and a single reporting segment. Since we operate as one segment, all required financial information is presented at the consolidated financial statement level.

Competition

The market for HCM and payroll solutions is fragmented, highly competitive, and rapidly changing. Our competitors vary for each of our solutions and include both enterprise and micro-focused software providers, such as legacy payroll service bureaus (ADP, Paychex), cloud HCM software providers (Paycom, Paylocity, Ultimate Software), and other regional service bureaus and ERP software providers that offer limited functionality.

We believe the principal competitive factors in our market include the following:
•    Benefits of a cloud-based technology platform.
•    Breadth and depth of product functionality.
•    Configurability and ease of use of our solutions.
•    Modern, intuitive user experience.

•    Ability to innovate and respond to customer needs rapidly.
•    Domain expertise in HCM and payroll.
•    Ease of implementation.
•    Quality of implementation and customer service.
•    Real-time web-based payroll processing.
•    Integration with a wide variety of third-party applications and systems.

We believe that we compete favorably on these factors within the SMB market. We believe our ability to remain competitive will depend on the success of our continued investment in sales and marketing, research and development, and implementation and customer services.

Regulation

As a provider of payroll and HCM solutions, our systems contain a significant amount of sensitive data related to clients, employees of our clients, vendors and our employees. Data privacy has become a significant issue in the United States and in other countries. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal and state government bodies and agencies have adopted or are considering adopting laws and regulations affecting or regarding the collection, use and disclosure of personal information. These include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act, the Affordable Care Act, state breach notification laws and state privacy laws, such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act and the Illinois Biometric Information Privacy Act. Further, because some of our clients have international operations, the European Union’s General Data Protection Regulation (“GDPR”) and other foreign data privacy laws may impact our processing of certain client and employee information.

In addition, many of our solutions are designed to assist clients with their compliance with certain U.S. federal, state and local laws and regulations that apply to them. As such, our products and services may become subject to increasing and/or changing regulatory requirements, including changes in tax, benefit and other laws, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might reduce or eliminate the need for some of our products and services, block us from developing new products and services or have an adverse effect on the functionality and acceptance of our solution. This might in turn impose additional costs upon us to comply, modify or further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate or prevent introduction of such new products and services. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing or limit business activities until we are appropriately licensed.

Our ability to comply with and address the continuously evolving requirements and regulations applicable to our business depends on a variety of factors, including the functionality and design of our solutions and the manner in which our clients and their employees utilize them. We have implemented operating policies and procedures to protect the accuracy, privacy and security of our clients’ and their employees’ information and voluntarily undergo certain periodic audits and examinations and maintain certain certifications to demonstrate our commitment to regulatory compliance.

The foregoing description does not include an exhaustive list of the laws and regulations governing or impacting our business. See the discussion contained in Item 1.A “Risk Factors” of this Annual Report on Form 10-K for information regarding changes in laws and regulations that could have a materially adverse effect on our business, operating results or financial condition.

Associates

As of June 30, 2021, we had a total of 2,067 associates, with women representing 49% of our associates and 37% of our leaders (manager and above); Black, Indigenous and People of Color (“BIPOC”) representing 8% of our associates and 4% of our leaders, and Hispanic/Latinx representing 4% of our associates and 4% of leaders. Approximately 5% of our associates self-identify as LGBTQ+.

Our associates are primarily located in the United States, with the majority working virtually. We add temporary workers for business peaks and engage consultants for specialized functions. Our associates are not represented by labor unions, nor have we experienced a work stoppage.

We are a winner of the 2021 Top Workplace USA award by Energage, LLC. We encourage associates to have a strong, active voice in shaping our work environment, and in problem solving for customers. We believe the whole person comes to work, so we strive for an environment of belonging and inclusivity. At our core, we believe when associates know we care, they push for their personal and professional bests and delight our customers.

Diversity, Equity and Inclusion

We are actively committed to diversity, equity, and inclusion (“DE&I”). We embrace the diverse mosaic of our associates and build high-performing teams dedicated to success and belonging. In fiscal 2021, we hired a leader of DE&I to create and execute a strategic plan for DE&I, and our CEO signed the CEO Action Pledge for Diversity & InclusionTM, the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.

Our DE&I strategy is guided by four pillars:

1.Strategic Education and Awareness
2.Transparency in our Data
3.Equity of Pay, Hiring and Treatment of Targeted Populations
4.Purpose and Perspective

These pillars outline the foundation of our action steps as they relate to the goals of the entire organization. We established corporate goals to increase the inclusion and belonging of, and the number of associates and leaders from underrepresented groups and will continue to evolve these goals over time to improve representation. In developing these goals, we conducted a needs assessment and concluded that our opportunities are to focus on universal education of associates, customers, clients and partners, being transparent to our stakeholders, and recruiting, retaining and promoting diverse leadership and perspectives across the Company. In partnership with McKinsey, in fiscal 2021, we offered leadership development opportunities through the Black Leadership Academy to 8.7% of our Black/African American population.

We have incorporated our DE&I strategy and learning into associate onboarding and leader trainings as our associates play a key role in embedding a culture of inclusion into their daily work. Additionally, our commitment to DE&I is reflected through our employee resource groups (“ERG”). The Company maintains various ERGs including Colorful Connections, PRISM (Pride, Raising Awareness, Involvement, Support and Mentoring Alliance), VALOR (Veterans & Loved Ones Resource), Women’s Inspiration Network (WIN), Young Professionals, Toastmasters and Mental Health Awareness Project. We believe our ERGs create a community of inclusion and belonging, and create a safe space for learning and dialogue around the celebrations and challenges that diverse communities face. Each ERG has an executive sponsor and is supported by senior leaders across the Company.

Community Giving

Giving back is in our DNA. We empower our associates to make a difference in a way that we believe is meaningful to them. Our Community Partners program is a grassroots organization funded by associates who choose to give their own time and resources to serve. To date, our associates have raised nearly $2 million for our community with over 1,400 events and over 37,000 associate volunteer opportunities. We dedicate several days each year for Paycor It Forward, where our associates give back to the communities where we live and work. We established the Paycor Community Impact Fund (“PCIF”) in 2019, which provides project grants to local philanthropic organizations. To date, we have granted over $250,000 to over 35 organizations since the inception of PCIF.

Our Guiding Principles

At Paycor, our culture is built on 30 years of valuing the power of relationships. Our culture is driven by performance, service, and growth. We believe in a spirit of service and humanity that includes every community and everyone our business touches. We grow and perform together. We learn about each other and our customers. We innovate together so that we can succeed together.
•    Take Care of Customers First. Our customers are our heroes. When they win, we win.
•    Take Care of Each Other. We accept and look out for each other, always.

•    Do the Right Thing. It’s not always the easy way—but it’s what really matters.
•    Think Big, Dream Big. Never say never! Solve problems, invent a better way, disrupt the status quo.
•    Compete to Win. We don’t sit back and wait for success. Together, we use our strengths to excel to new levels year after year.
•    Have Fun Along the Way. Buckle up, it’s a fast-paced business! That’s why we celebrate the wins, laugh in the face of adversity, and enjoy the ride.

Corporate Information

We are a Delaware corporation incorporated in August 2018. We completed our IPO in July 2021 and our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “PYCR.” Our principal executive offices are located at 4811 Montgomery Road, Cincinnati, Ohio 45212, and our telephone number is (800) 381-0053. Our website is www.paycor.com.

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. The public may read and copy materials we file with the SEC via its website (www.sec.gov), which includes our annual and quarterly reports, proxy statements, and other information.

Our corporate website is www.paycor.com, and our investor relations website is located at investors.paycor.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information contained in this report, including our consolidated financial statements and the related notes thereto, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose all or part of your investment. The ongoing COVID-19 pandemic may also have the effect of heightening many of the risks described in this “Risk Factors” section.

Because of the following factors, as well as other factors affecting our businesses, financial condition, operating results, and prospects, past financial performance should not be considered a reliable indicator of future performance, and investors should not rely on historical trends to anticipate trends or results in the future.

Risk Factor Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description.

•Our ability to manage our growth effectively.
•The expansion and retention of our direct sales force with qualified and productive persons and the related effects on the growth of our business.
•The impact on customer expansion and retention if implementation, user experience, customer service, or performance relating to our solutions is not satisfactory.
•Our ability to innovate and deliver high-quality, technologically advanced products and services.
•Our relationships with third parties.
•The proper operation of our software.
•Future acquisitions of other companies’ businesses, technologies, or customer portfolios.
•The continued service of our key executives.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•Payments made to employees and taxing authorities due for a payroll period before a customer’s electronic funds transfers are settled to our account.
•The potential breach of our security measures and the unauthorized access to our customers’ or their employees’ personal data and the resulting effects thereof which may include lawsuits, fines, or other regulatory action, significant costs related to remediation, negative perceptions regarding the security of our solutions, and reduction or cessation of customers’ use of our solutions.
•Damage, failure, or disruption of our SaaS delivery model, data centers, or our third-party providers’ services.
•Our ability to protect our intellectual and proprietary rights.
•The use of open source software in our applications.
•The growth of the market for cloud-based HCM and payroll software among SMBs.
•The competitiveness of our market generally.
•The impact of the COVID-19 pandemic.
•Our customers’ dependence on our solutions to comply with applicable laws.
•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.
•Our ability to maintain effective internal controls over financial reporting.

Risks Relating to Our Business, Products, and Operations

Failure to manage our growth effectively could increase our expenses, decrease our revenue, and prevent us from implementing our business strategy, and sustaining our revenue growth rates.

We have been rapidly growing our revenue and number of customers, and we will seek to do the same for the foreseeable future. However, the growth in our number of customers puts significant strain on our business, requires significant capital expenditures, and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a substantial number of qualified sales, implementation, customer service, software development, information technology, and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. If we fail to effectively manage our growth, or we over-invest or under-invest in our business, our business and results of operations could suffer from the resultant weaknesses in our infrastructure, systems, or controls. We could also suffer operational mistakes, a loss of business opportunities, and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. In addition, our revenue growth rates may decline in future periods because of several factors, including our failure to manage our growth effectively, our increased market penetration and the maturation of our business, slowing demand for our services, reductions in the number of employees by our customers, reductions in the number of our customers, public health issues such as the COVID-19 pandemic, or a decrease in the growth of the overall market, among other factors.

Additionally, we rely on the expansion of our relationships with our third-party partners as we grow our solutions. Our agreements with third parties are typically non-exclusive and do not prohibit them from working with our competitors. Our competitors may be effective in providing incentives to these same third parties to favor their products or services. In addition, acquisitions of our partners by our competitors could result in a reduction in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our applications by potential customers after an acquisition by any of our competitors.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, which could have a material adverse effect on our business, financial condition, and results of operations. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our applications or increased revenues.

If we fail to adequately expand and retain our direct sales team with qualified and productive persons, or if our direct sales efforts are not successful, we may not be able to grow our business effectively.

We primarily sell our products and implementation services through our direct sales team. Generating new customer relationships with SMBs, our primary customer base, depends heavily on a qualified and trained sales team. To grow our business, we intend to focus on growing our direct sales force and our customer base for the foreseeable future. Our ability to add customers and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on our direct sales force’s ability to productively sell our solutions. Identifying and recruiting qualified personnel and training them in the use of our software requires considerable time, expense, and attention. Recruiting and developing sales personnel in locations where we do not have experience hiring and selling our products may be more difficult than we anticipate. The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely. Some of our sales personnel do not successfully generate new business with customers even after significant investment by us in recruiting, hiring and training them, and we incur expenses to replace them. In addition, if we hire sales personnel from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources.

Our ability to achieve significant revenue growth in the future will depend on the success of our direct sales force and our ability to adapt our sales efforts to address the evolving markets for our products. If our sales organization does not perform as expected, our revenues and revenue growth could suffer. In addition, if we are unable to hire, develop, and retain talented sales personnel, if our sales team becomes less efficient as it grows or if new sales representatives are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to grow our customer base and revenues and our sales and marketing expenses may increase.

Our business, operating results, financial condition, or reputation could be adversely affected if our customers are not satisfied with our implementation, user experience, or customer service, or if our solutions fail to perform properly.

Our business depends on our ability to satisfy our customers, both with respect to our applications and the technical support provided to help our customers use the applications that address the needs of their businesses. We use implementation and customer services teams to implement and configure our solutions and provide support to our customers. Customers’ support requests span numerous subjects, and the volume of such requests can be high, particularly during peak periods (such as open enrollment season), which may result in long wait times to contact us for support. If a customer is not satisfied with the quality of our solutions, the applications delivered, or the timeliness or quality of support provided, we could incur additional costs to address the situation, our profitability might be negatively affected, and the customer’s dissatisfaction with our implementation or support service could harm our ability to sell additional applications to that customer. In addition, our sales process is highly dependent on the reputation of our solutions and applications and on positive recommendations from our existing customers. Our customers have no obligation to continue to use our applications and may choose not to continue to use our applications at the same or higher level of service, if at all. Moreover, our customers generally have the right to cancel their agreements with us for any or no reason by providing 30 days’ prior written notice. In the past, some of our customers have elected not to continue to use our applications. Any failure to maintain a high-quality user experience and customer support, or a market perception that we do not maintain high-quality support, could adversely affect customer retention, our reputation, our ability to sell our applications to existing and prospective customers, and, as a result, our business, operating results, or financial condition.

Further, our solutions are inherently complex and may in the future contain or develop undetected defects or errors. Any defects in our applications could adversely affect our reputation, impair our ability to sell our applications in the future or retain current clients, and result in significant costs to us. The costs incurred in correcting any application defects may be substantial and could adversely affect our business, operating results, or financial condition. Any defects in functionality or defects that cause interruptions in the availability of our applications could result in:

•    Loss of clients or delayed market acceptance and sales of our applications.
•    Termination of service agreements or loss of customers.
•    Credits, refunds, or other liability to customers, including reimbursements for any fees or penalties assessed by regulatory agencies.
•    Breach of contract, breach of warranty, or indemnification claims against us, which may result in litigation.
•    Diversion of development and service resources, or increased costs to hire additional development and service resources to correct defects or errors.
•    Increased scrutiny of our solutions from regulatory agencies.
•    Injury to our reputation.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our applications could result in data loss, data corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Our customers might assert claims against us in the future alleging that they suffered damages due to a defect, error, or other failure of our solutions. Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention. Any failures in the performance of our solutions could harm our reputation and our ability to retain existing customers and attract new customers, which would have an adverse impact on our business, operating results, or financial condition. See “—Risks Relating to Our Business, Products and Operations—Our software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.”

If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive, and our revenue and operating results could suffer.

The market for our solutions is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. The life cycles of our products are difficult to estimate. Rapid technological changes and the introduction of new products and enhancements by new or existing competitors could undermine our current market position.

Our success depends in substantial part on our continuing ability to provide products and services that SMBs will find superior to our competitors’ offerings and will continue to use. Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, to introduce, to market, and to gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, and other software, and communication, browser, and database technologies. We intend to continue to invest significant resources in research and development to enhance our existing products and services and introduce new high-quality products that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our sales may suffer. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Furthermore, uncertainties about the timing and nature of new functionality, or new functionality to existing platforms or technologies, could increase our research and development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. The introduction of new solutions by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

We may not have sufficient resources to make the necessary investments in software development and we may experience difficulties that could delay or prevent the successful development, introduction, or marketing of new products or enhancements. In addition, our products or enhancements may not meet the increasingly complex customer requirements of the marketplace or achieve market acceptance at the rate we expect, or at all. Any failure by us to anticipate or respond adequately to technological advancements, customer requirements, and changing industry standards, or any significant delays in the development, introduction, or availability of new products or enhancements, could undermine our current market position.

Our business depends in part on the success of our relationships with third parties.

We rely on third-party couriers, financial and accounting processing systems, and various financial institutions, to deliver payroll checks and tax forms, perform financial services in connection with our applications, such as providing ACH and wire transfers as part of our payroll and tax payment services, and to provide technology and content support, manufacture time clocks, and process background checks. We anticipate that we will continue to depend on various third-party relationships to grow our business, provide technology and content support, manufacture time clocks, process background checks, and deliver payroll checks and tax forms. Identifying, negotiating, and documenting relationships with these third parties and integrating third-party content and technology requires considerable time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Further, a disruption of the Federal Reserve Bank’s services, including ACH processing, could negatively affect our payroll and expense reimbursement services by delaying direct deposits and other financial transactions across the United States. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, and our business, operating results, or financial condition could be adversely affected. Even if we are successful, these relationships may not result in improved operating results.

Our software might not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

Our payroll and HCM software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions and updates are released. From time to time we have discovered defects or errors in our products. In addition, because changes in laws and regulatory standards applying to employers are frequent, including laws creating certain employer benefits or obligations in response to the COVID-19 pandemic, such as the CARES Act, we discover defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Material performance problems or defects in our products and services might arise in the future, which could have an adverse impact on our business and customer relationship and subject us to claims.

Defects and errors and any failure by us to identify and address them could result in delays in product introductions and updates, loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our product or service processes might discourage existing or potential customers from purchasing from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers, their employees and taxing and other regulatory authorities regard as significant. The costs incurred in correcting any errors or in responding to regulatory authorities or to resulting claims or liability might be substantial and could adversely affect our operating results.

We may continue to acquire other companies’ businesses, technologies, or customer portfolios, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We have acquired and may in the future seek to acquire or invest in other businesses, technologies, or customer portfolios. The pursuit of potential acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

Successful integration involves many challenges, and we may have difficulty integrating acquired personnel, operations, and technologies of acquired companies, or effectively managing the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•    Inability to integrate or benefit from acquired technologies or services in a profitable manner.
•    Unanticipated costs or liabilities associated with the acquisition.
•    Incurrence of acquisition-related costs.
•    Difficulty integrating the accounting systems, operations, and personnel of the acquired business.
•    Difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business.
•    Difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenues, licensing, support, or professional services model of the acquired company.
•    Diversion of management’s attention from other business concerns.
•    Adverse effects to our existing business relationships with business partners and customers because of the acquisition.
•    The potential loss of key employees.
•    Difficulty obtaining acquisition financing on attractive terms, or at all.
•    Use of resources that are needed in other parts of our business.
•    Use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of acquisitions may be allocated to acquired goodwill and other intangible assets on our balance sheet, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could increase our interest expense and adversely affect our operating results on a total or per share basis. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial position may suffer.

We are dependent on the continued service of our key executives and, if we fail to retain such key executives, our business could be adversely affected.

We believe that our success depends in part on the continued services of our senior management team, including Raul Villar Jr., our Chief Executive Officer, Adam Ante, our Chief Financial Officer, Chuck Mueller, our Chief Revenue Officer, and other executive officers. Our business could be adversely affected if we fail to retain these key executives. Except with Mr. Villar Jr., Mr. Ante and Mr. Mueller, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. Although the employment arrangements of certain of our key executives contain non-competition restrictions, our business could nonetheless be adversely affected if a key executive leaves Paycor and attempts to compete with us. In addition, we have not purchased key person life insurance on any members of our executive team.

If we are unable to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operational personnel, our ability to develop and market new and existing products, as well as acquire and retain customers, and, in turn, increase our revenue and profitability could be adversely affected.

Our future success is dependent on our ability to continue to enhance and introduce new applications. As a result, we are heavily dependent on our ability to attract and retain qualified software developers and IT personnel with the requisite education, background, and industry experience. In addition, to continue to execute our growth strategy, we must also attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors. This competition for qualified personnel may be amplified by new immigration laws or policies that could limit software companies’ ability to recruit internationally. Although such changes in immigration laws or policies would not have a significant direct impact on our workforce, the ensuing increase in demand for software developers and IT personnel could impair our ability to attract or retain skilled employees and/or significantly increase our costs to do so. Furthermore, identifying and recruiting qualified personnel and training them in the use of our applications requires considerable time, expense, and attention, and it can take a substantial amount of time before our employees are fully trained and productive. Additionally, to the extent we hire employees that are subject to non-competition agreements with prior employers, they and we may be subject to litigation to enforce such agreements, which may divert their and our attention and resources and ultimately result in their inability to remain employed by us. Certain of our employees have been or are a party to litigation of non-competition agreements, which we have agreed to defend. The loss of the services of a significant number of employees could be disruptive to our development efforts, which may adversely affect our business by causing us to lose customers, increase operating expenses, or divert management’s attention to recruit replacements for the departed employees.

We may pay employees and taxing authorities amounts due for a payroll period before a customer’s electronic funds transfers are finally settled to our account. If customer payments are rejected by banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity or incur a loss and our operating results could be adversely affected.

Our payroll processing application moves significant funds from the account of a customer to employees and relevant taxing authorities. For larger funding amounts, we typically require customers to transfer the funds to us via fed wire, but we sometimes process payroll prior to confirmation of receipt of such funds. For smaller funding amounts, we debit a customer’s account prior to any disbursement on its behalf, and due to ACH banking regulations, funds previously credited could be reversed under certain circumstances and time frames after our payment of amounts due to employees and taxing and other regulatory authorities. There is therefore a risk that the customer’s funds will be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has only occurred in very limited circumstances in the past, should customers default on their payment obligations in the future, we might be required to advance substantial funds to cover such obligations. Additionally, if our customers enter into bankruptcy or liquidation proceedings following such a default, we may be treated as an unsecured creditor and incur related expenses or fail to obtain the full amount of such obligation, resulting in a loss. For example, we have in the past had customers enter into Chapter 11 bankruptcy proceedings following a failure to fund payroll that we advanced. In such an event, we may incur a negative impact to our cash position and be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected, and our banking relationships could be harmed.

Our financial results may continue to fluctuate due to many factors, some of which may be beyond our control.

Our results of operations, including our revenues, costs of revenues, administrative expenses, operating income, cash flow, and deferred revenue, may vary significantly in the future, and the results of any one period should not be relied upon as an indication of future performance. Fluctuations in our financial results may negatively impact the value of our common stock. Our financial results may fluctuate because of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause our financial results to fluctuate from period to period include, without limitation:

•    Our ability to attract new customers or sell additional applications to our existing customers.
•    The number of new customers and their employees, as compared to the number of existing customers and their employees in a particular period.
•    The mix of customers between small and mid-sized organizations.
•    The extent to which we retain existing customers and the expansion or contraction of our relationships with them.
•    The mix of applications sold during a period.
•    Changes in our pricing policies or those of our competitors.
•    Seasonal factors affecting payroll processing, demand for our applications, or potential customers’ purchasing decisions.
•    The amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations, and infrastructure.
•    The timing and success of new applications introduced by us and the timing of expenses related to the development of new applications and technologies.
•    The timing and success of current and new competitive products and services offered by our competitors.
•    Economic conditions affecting our customers, including their ability to outsource HCM solutions and hire employees.
•    Business disruptions caused by pandemics such as the COVID-19 pandemic.
•    Changes in laws, regulations, or policies affecting our customers’ legal obligations and, as a result, demand for certain applications.
•    Changes in the competitive dynamics of our industry, including consolidation among competitors or customers.
•    Our ability to manage our existing business and future growth, including expenses related to our data centers, and the expansion of such data centers and the addition of new offices.
•    The effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions.
•    Inclement weather or natural disasters, including but not limited to tornadoes, hurricanes, fires, earthquakes, and floods.
•    Network outages or security breaches.
•    General economic, industry, and market conditions.
•    The other factors described in this “Risk Factors” section.

Our number of new customers typically increases more during our third fiscal quarter ending March 31 than during the rest of our fiscal year, primarily because many new customers prefer to start using our payroll or HCM solutions at the beginning of a calendar year. In addition, client funds and year-end activities are traditionally higher during our third fiscal quarter.

We have a history of losses and may not achieve or maintain profitability in the future.

We incurred losses from operations of $89.3 and $94.7 million in the fiscal years ended June 30, 2021 and 2020, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

•    Sales and marketing, including expanding our direct sales team.
•    Investments in the development of new products and new features for, and enhancement of, our existing products.

•    Expansion of our operations and infrastructure organically and through acquisitions and strategic partnerships, both domestically and internationally.
•    General administration, including legal, risk management, accounting, and other expenses related to being a public company.

These expenditures may not result in additional revenue or the growth of our business. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2021, we had recorded a total of $750.8 million of goodwill and $355.3 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Corporate investments and client funds that we hold are subject to market, interest rate, credit, and liquidity risks. The loss of these funds could have an adverse impact on our business.

We invest portions of excess cash and cash equivalents and funds held for customers in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our corporate investments and client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility as has been, and may continue to be, experienced because of the COVID-19 pandemic. Any loss of or inability to access our corporate investments or client funds could have adverse impacts on our business, results of operations, financial condition, and liquidity.

Our estimates of certain operational metrics, as well as of total addressable market and market growth, are subject to inherent challenges in measurement.

We make certain estimates with regard to certain operational metrics which we track using internal systems that are not independently verified by any third party. While the metrics presented in this report are based on what we believe to be reasonable assumptions and estimates, our internal systems have a number of limitations, and our methodologies for tracking these metrics may change over time.

Additionally, total addressable market and growth estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates relating to size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets our size and growth estimates, our business could fail to grow at similar rates. If investors do not perceive our estimates of total addressable market and market growth or our operational metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of customer data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, severe weather, including events resulting from climate change, unauthorized security breach, power loss, telecommunications failure, terrorist attack, public health emergency, or other events that could have a significant disruptive effect on our operations. We have customer service and sales associates based in or near Jacksonville, Florida, an area that has experienced hurricanes and that faces a threat from hurricanes. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, and snowstorms, and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose customer data or experience material adverse interruptions to our operations, or delivery of services to our customers.

Risks Relating to Information Technology Systems and Intellectual Property

If our security measures are breached, or unauthorized access to our customers’ or their employees’ personal data is otherwise obtained, we may be subject to lawsuits, fines, or other regulatory action, causing us to incur significant costs related to remediation, our solutions may not be perceived as being secure, customers may reduce the use of or stop using our solutions, our ability to attract new customers may be harmed, and we may incur significant liabilities.

Our solutions involve the collection, processing, storage, use, disclosure, and transmission of customers’ and their employees’ confidential and proprietary information, including personal data, as well as financial and payroll data. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Attempts by others to gain unauthorized access to information technology systems and the data contained therein are becoming increasingly sophisticated and difficult to prevent. In particular, HCM software such as ours may be specifically targeted in cyber-attacks, including by way of computer viruses, worms, phishing attacks, ransomware, malicious software programs, and other data security threats, which could result in the unauthorized release, access, gathering, monitoring, encryption, misuse, loss, or destruction of our customers’ sensitive and/or confidential data (including personal data), or otherwise disrupt our customers’ or other third parties’ business operations. If cybercriminals can circumvent our security measures, or if we are unable to detect an intrusion into or misuse of our systems and contain such intrusion or misuse in a reasonable amount of time, our information and our customers’ personal data, including confidential and personal data, may be compromised. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. There can be no assurance that our IT security and recovery system will be sufficient to prevent or limit the damage from any future cyber-attack or disruptions or to allow us to reinstate any operations that were affected by such attack or disruption. Additionally, customers or other third parties may seek monetary damages from us in connection with any such breaches or other incidents.

Certain of our employees have access to personal data about our customers’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. Outside parties have in the past, and may also attempt in the future to fraudulently induce our employees to disclose personal data via illegal electronic spamming, phishing, or other tactics. In addition, some of our third-party service providers and other vendors have access to certain portions of our IT system. Any failures or negligence on the part of these service providers may cause material disruptions in our business.

Although we have security measures in place to protect regulated and personal data, including personal data, and prevent data loss and other security breaches, these measures could be breached because of third-party action, employee error, third-party or employee malfeasance, or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber liability insurance policy, our cyber liability insurance coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

We have experienced data security incidents in the past, and expect to experience additional incidents in the future, however, to date no such incidents have been material. Any actual or perceived data security breach or incident could require notifications to data subjects, data owners, and/or other third parties (including regulators) under applicable data breach notification laws, damage our reputation, cause existing customers to discontinue the use of our solutions, prevent us from attracting new customers, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

If our systems, or the systems at our third-party service providers, were breached or attacked, the proprietary and confidential information of our company and our customers as well as personal data could be disclosed, and we may be required to incur substantial costs and liabilities, including the following:

•    Expenses to rectify the consequences of the security breach or cyber-attack.
•    Claims by customers or their employees related to stolen information, including personal data.
•    Costs of repairing damage to our systems.

•    Lost revenue and income resulting from any system downtime caused by such breach or attack.
•    Loss of competitive advantage if our proprietary information is obtained by competitors as a result of such breach or attack.
•    Increased costs of cyber security insurance or other security risk mitigation tools.
•    Damage to our reputation.

As a result, any compromise of security of our systems or cyber-attack could have a material adverse effect on our business, reputation, financial condition, and operating results.

Any damage, failure, or disruption of our SaaS delivery model, data centers, or our third-party providers’ services, could impair our ability to effectively provide our solutions, harm our reputation, and adversely affect our business.

Our SaaS delivery model is a critical part of our business operations. Our customers access our solutions through our cloud-based platform and depend on us for fast and reliable access to our solutions. We serve clients from two data centers located in Lebanon, Ohio and Lombard, Illinois. We also have agreements with Microsoft Azure and Amazon Web Services for externally hosted cloud computing services. Our SaaS delivery model and data centers, as well as externally hosted cloud services, are vulnerable to damage, failure, and disruption.

Furthermore, our payroll module is essential to our customers’ timely payment of wages to their employees. Any interruption in our service may affect the availability, accuracy, or timeliness of these programs and could damage our reputation, cause our customers to terminate their relationship with us, or prevent us from gaining additional business from current or future customers.

In the future, we may experience issues with our cloud-based infrastructure or data centers caused by the following factors:

•    Human error.
•    Telecommunications failures or outages from third-party providers.
•    Computer viruses, cyber-attacks or other security breaches.
•    Acts of terrorism, sabotage, intentional acts of vandalism, or other misconduct.
•    Tornadoes, fires, earthquakes, hurricanes, floods, and other natural disasters.
•    Power loss.
•    Other unforeseen interruptions or damages.

If our SaaS delivery model or our customers’ ability to access our platform is interrupted, customer and employee data may be permanently lost, and we could be exposed to significant claims by customers, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of such centers could result in disruptions in our services. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations (such as a hardware or other supply chain disruption resulting from the COVID-19 pandemic), with the telecommunications network providers with whom we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. Further, any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new customers, prevent us from gaining new or additional business from our current customers, or cause our current customers to terminate their use of our solutions, any of which would adversely impact our revenues. In addition, if our cloud-based infrastructure and data centers fail to support increased capacity due to growth in our business, our customers may experience interruptions in the availability of our solutions. Such interruptions may reduce our revenues, cause us to issue refunds to customers, or adversely affect our retention of existing customers, any of which could have a negative impact on our business, operating results, or financial condition.

In addition, our third-party providers have experienced, and may in the future experience, security breaches, service interruptions or delays, and performance degradation in their services. For example, Microsoft Office 365 has had outages that impacted us. The Microsoft Office 365 issues created unavailability of their applications for a period of time that reduced our employees’ productivity and effectiveness. Despite precautions our third-party providers may take, security breaches, outages, delays, or impact to computing performance in third-party provider services could also harm our business.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired, and we may lose valuable assets, generate reduced revenues, or incur costly litigation to protect our rights.

Our success is dependent in part upon our intellectual property. We rely on a combination of copyrights, trademarks, service marks, trade secret, and other intellectual property laws and contractual provisions to establish and to protect our intellectual property and other proprietary rights. However, the steps we take to protect our intellectual property and other proprietary rights may be inadequate. We will not be able to protect our intellectual property and other proprietary rights if we are unable to enforce our rights, or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our applications and use information that we regard as proprietary to create products or services that compete with ours.

We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights. Litigation may be necessary in the future to defend, protect, and enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. We may not be able to secure, protect and enforce our intellectual property rights or control access to, or the distribution of, our solutions and proprietary information, which could adversely affect our business. A failure to protect our intellectual property or other proprietary rights could adversely affect our business, financial condition, and results of operations.

The use of open source software in our applications may expose us to additional risks and harm our intellectual property rights.

We have in the past and may in the future continue to incorporate certain “open source” software into our codebase and our solutions. Open source software is generally licensed by its authors or other third parties under open source licenses, which typically do not provide for any representations, warranties, or indemnity coverage by the licensor. Some of these licenses provide that combinations of open source software with a licensee’s proprietary software is subject to the open source license and require that the combination be made available to third parties in source code form or at no cost. Some open source licenses may also require the licensee to grant licenses under certain of its intellectual property to third parties. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate such software into their products or applications. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional development resources to change our applications. In addition, if we were to combine our applications with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our applications. If we inappropriately use open source software, we may be required to redesign our applications, discontinue the sale of our solutions, or take other remedial actions, which could adversely impact our business, operating results, or financial condition.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is patent and other intellectual property development activity in our industry. We cannot guarantee that the operation of our business does not infringe upon the intellectual property rights of others. Our competitors, as well as other entities or individuals, may own or claim to own intellectual property relevant to our industry. In the future, others may claim that our solutions and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all our products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages, settlement costs or royalty payments, indemnify our customers or business partners or refund fees, obtain licenses, prevent us from offering or require us to modify our products, services, applications, or technology, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation or dispute regarding our intellectual property could be costly and time-consuming, and divert the attention of our management and key personnel from our business operations.

Risks Relating to Our Industry

If the market for cloud-based HCM and payroll software among SMBs develops more slowly than we expect or declines, our business could be adversely affected.

We believe that the market for cloud-based HCM and payroll software is not as mature among SMBs as the market for outsourced services or on-premise software and services. It is not certain that cloud-based solutions will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption by SMBs of cloud-based computing in general, and of payroll and other HCM tools. It is difficult to predict customer adoption rates and demand for our solutions, the future growth rate and size of the cloud-based market or the entry of competitive solutions. The expansion of the cloud-based market depends on several factors, including the cost, performance, and perceived value associated with cloud-based computing, as well as the ability of cloud-based solutions to address security and privacy concerns. If other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based applications, including our solutions, may be negatively affected. If cloud-based HCM and payroll solutions do not achieve widespread adoption among SMBs, or there is a reduction in demand for cloud-based computing caused by a lack of customer acceptance, technological challenges, weakening economic conditions, public health issues such as the COVID-19 pandemic, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in a loss of customers, decreased revenues, and an adverse impact on our business.

The markets in which we operate are highly competitive, and if we do not compete effectively, our operating results could be adversely affected.

The market for HCM and payroll solutions is fragmented, highly competitive, and rapidly changing. Our competitors may develop products that are superior to our products or achieve greater market acceptance. We may be unable to compete successfully against current or future competitors. With the introduction of new technologies and market entrants, competition could intensify in the future.

We believe the principal competitive factors in our market include breadth and depth of product functionality, scalability and reliability of applications, modern and innovative cloud technology platforms combined with an intuitive user experience, multi-country and jurisdiction domain expertise in HCM and payroll, quality of implementation and customer service, integration with a wide variety of third-party applications and systems, total cost of ownership and ROI, brand awareness, reputation, pricing, and distribution. We face a variety of competitors, some of which are long-established providers of HCM solutions.

Several of our competitors are larger, have greater name recognition, longer operating histories, and significantly greater resources than we do. Many of these competitors can devote greater resources to the development, promotion, and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, or other terms and conditions that are more enticing to potential customers. As a result, our competitors may be able to develop products and services better received by our markets, or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations, or customer requirements.

In order to capitalize on customer demand for cloud applications, legacy vendors are modernizing and expanding their applications through cloud acquisitions and organic development. Legacy vendors may also seek to partner with other leading cloud HCM providers. We also face competition from vendors selling custom software and point solutions. Our competitors vary for each of our solutions and primarily include payroll and HR service and software providers, such as Automatic Data Processing, Inc., Paychex, Inc., Paycom Software, Inc., Paylocity Holding Corp., Ultimate Software Group, Inc. and other local and regional providers. In addition, other companies, such as NetSuite, Inc. and Microsoft Corporation, that provide cloud applications in different target markets, may develop applications or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal applications. Our competitors could offer HCM solutions on a standalone basis or bundled as part of a larger product sale.

In addition, current and potential competitors have established, and might in the future establish, partner, or form other cooperative relationships with vendors of complementary products, technologies, or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these advantages, current or potential customers might accept competitive offerings in lieu of purchasing our offerings. We expect intense competition to continue for these reasons, and such competition could negatively impact our sales, profitability, or market share.

If our competitors’ products, services, or technologies become more accepted than our applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, it could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels or if we experience significant pricing pressures, it could have a material adverse effect on our business, financial condition, and results of operations.

Adverse economic and market conditions could affect our business, operating results or financial condition.

Our business depends on the overall demand for HCM solutions and on the economic health of our current and prospective customers. Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. If economic conditions in the United States or in global markets deteriorate, customers may cease their operations, eliminate or reduce unscheduled payroll runs (such as bonuses), reduce headcount, delay or reduce their spending on HCM and other outsourcing services, or attempt to renegotiate their contracts with us. An economic decline could result in reductions in sales of our solutions, decreased revenue from unscheduled payroll runs and fees charged on a per-employee basis, longer sales cycles, slower adoption of new technologies, reduced levels of employee headcount at our customers, which impacts our revenue levels and increased price competition, any of which could adversely affect our business, operating results, or financial condition. For example, in 2020 our customers experienced reductions in headcount that were in line with the overall U.S. labor markets. In the last quarter of fiscal year 2020, we experienced a decline in new client sales, and some customers delayed implementation of new services. In addition, HCM spending levels may not increase following any recovery.

In recent years, there have been several instances when there has been uncertainty regarding the ability of Congress and the President collectively to reach agreement on federal budgetary and spending matters. A period of failure to reach agreement on these matters, particularly if accompanied by an actual or threatened government shutdown, may have an adverse impact on the U.S. economy. In addition, there has been pressure to reduce government spending in the United States, and any tax increases and spending cuts at the U.S. federal level might reduce demand for our applications from organizations that receive funding from the U.S. government and could negatively affect the U.S. economy, which could further reduce demand for our applications. Additionally, because certain of our customers rely on government resources to fund their operations, a prolonged government shutdown may affect such customers’ ability to make timely payments to us, which could adversely affect our operations results or financial condition.

Further, as part of our payroll and tax filing application, we collect and then remit client funds to taxing authorities and accounts designated by our customers. During the interval between receipt and disbursement, we may invest such funds in money market funds, demand deposit accounts, certificates of deposit and commercial paper. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Any loss of or inability to access such funds could have an adverse impact on our cash position and results of operations and could require us to obtain additional sources of liquidity, which may not be available on terms that are acceptable to us, if at all.

The COVID-19 pandemic could continue to adversely impact, our business, results of operations, cash flows, financial condition, and liquidity.

The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption. Individually and collectively, the consequences of the COVID-19 pandemic have adversely impacted, and could continue to adversely impact our business, results of operations, cash flows, financial condition and liquidity. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Impact.” In the United States and globally, governmental authorities instituted certain preventative measures, including border closures, travel restrictions, operational restrictions on certain businesses, shelter-in-place orders, quarantines, and recommendations to practice social distancing. These restrictions disrupted and may continue to disrupt economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory recommendations to provide relief for impacted consumers, disruption in supply chains, and restrictions on many hospitality and travel industry operations. The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to:

•    The severity, duration, and scope of the pandemic.
•    Governmental, business, and individual actions taken in response to the pandemic and the impact of those actions on global economic activity.
•    The impact of business disruptions and reductions in headcount on our customers and the resulting impact on their demand for our services and solutions.
•    The administration of vaccines for COVID-19 or other effective treatments for COVID-19, the pace of which remains uncertain, and the efficacy of vaccines against new variants or mutations.
•    The increase in business failures among businesses that we serve.
•    Our customers’ ability to pay for our services and solutions.
•    Our ability to provide our services and solutions, including because of our employees or our customers’ employees working remotely and/or closures of offices and facilities.

Across many industries, temporary and permanent business closures as well as business occupancy limitations have resulted in significant layoffs and employee furloughs since late March 2020. Because we charge our customers on a per-employee-per-month basis for certain services we provide, decreases in headcount at our customers negatively impact our results of operations. Further, at the end of fiscal year 2020, following the onset of the COVID-19 pandemic, we experienced a decline in new client sales, and some customers temporarily delayed implementation of new services. As the COVID-19 pandemic continues to create uncertainty and the potential for ongoing business disruptions, we may experience similar customer-driven delays in service implementation in the future. Our customers may decrease their workforce, which would decrease their demand for our services. Because of spending constraints on our customers and competition in the industry, we may face pricing pressure on our services and face challenges in onboarding new customers, which would reduce revenue and ultimately impact our results of operations.

In order to spur economic activity and counteract the adverse effects of the COVID-19 pandemic, the Federal Open Market Committee lowered its target for the federal funds rate in March 2020. In addition, a provision in the CARES Act allows employers to delay the payment of the employer’s share of Social Security taxes to a future date. To the extent our customers make such election, we will collect less money from them to hold and then remit to the appropriate federal or state taxing authorities, which adversely affects our average funds held for customers balance and, consequently, interest earned on funds held for customers. Significantly lower average interest rates in 2020, had a negative effect on interest earned on funds held for customers and, consequently, total revenue growth. We expect that the foregoing adverse economic factors will continue to have a negative impact on recurring revenues in future periods for so long as such conditions persist. Further, the impact of the pandemic on our recurring revenues combined with our deliberate, increased level of investment to drive the growth of our business may negatively affect net income.

Beginning in February 2020, we took various actions to minimize the risk of the COVID-19 pandemic to our employees, our customers, and the communities in which we operate. Our remote work arrangements may create operational challenges and may result in increased costs related to investments in technology. As of September 30, 2020, approximately 97% of our employees were working remotely. See “—Risks Relating to Information Technology Systems and Intellectual Property—If our security measures are breached, or unauthorized access to our customers’ or their employees’ personal data is otherwise obtained, we may be subject to lawsuits, fines, or other regulatory action, causing us to incur significant costs related to remediation, our solutions may not be perceived as being secure, customers may reduce the use of or stop using our solutions, our ability to attract new customers may be harmed, and we may incur significant liabilities.”

Furthermore, we have limited non-critical business-related travel until further notice and our salesforce conducts certain sales meetings, that previously were held in-person, virtually. If customers and customer prospects are not as willing or available to engage via video conference and teleconference, the shift from in-person to virtual sales meetings could negatively affect our sales efforts, impede customer acquisition, and lengthen our sales cycles, which would negatively impact our business and results of operations and could impact our financial condition in the future.

There has been and may continue to be a significant number of new laws and regulations promulgated by federal, state, local, and foreign governments following the outbreak of the COVID-19 pandemic. We have expended additional resources and incurred additional costs in responding to regulatory requirements relevant to us and our customers. These regulations may be unclear, difficult to interpret, or in conflict with other applicable regulations. The failure to comply with these new laws and regulations could result in financial penalties, legal proceedings, and reputational harm.

Even after the COVID-19 pandemic has subsided, depending upon its duration and frequency of recurrence, and the governmental policies in response thereto, we may continue to experience materially adverse impacts to our business because of its global economic impact, including any recession that may occur or be continuing as a result. We continue to monitor and evaluate the extent to which the COVID-19 pandemic has impacted us and our employees and customers, and the extent to which it and other emerging developments are expected to impact us in the future.

The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on future developments, including the duration or recurrence, of the pandemic, the related length and severity of its impact on the U.S. and global economy, and the continued governmental, business and individual actions taken in response to the pandemic and economic disruption. Impacts related to the COVID-19 pandemic are expected to continue to pose risks to our business for the foreseeable future, heightened many of the risks and uncertainties identified above, and could have a materially adverse impact on our business, financial condition, and results of operations.

Risks Relating to Regulation and Litigation

Customers depend on our products and services to enable them to comply with applicable laws, which requires us and our third-party providers to constantly monitor applicable laws and to make applicable changes to our solutions; if our solutions have not been updated to enable the customer to comply with applicable laws or we fail to update our solutions on a timely basis, it could have a material adverse effect on our business, financial condition, and results of operations.

Customers rely on our solutions to enable them to comply with payroll, HR, and other applicable laws for which the solutions are intended for use. Changes in tax, benefits, and other laws and regulations could require us to make significant modifications to our products or to delay or to cease sales of certain products, which could result in reduced revenues or revenue growth, and incurring substantial expenses, and write-offs. There are thousands of jurisdictions in the United States and multiple laws in some or all such jurisdictions, which may be relevant to the solutions that we or our third-party providers provide to our customers. Therefore, we and our third-party providers must monitor all applicable laws and as such laws expand, evolve, or are amended in any way, and when new regulations or laws are implemented, we may be required to modify our solutions to enable our customers to comply, which requires an investment of our time and resources. Although we believe that our software delivery model provides us with flexibility to release updates in response to these changes, we cannot be certain that we will be able to make the necessary changes to our solutions and release updates on a timely basis, or at all. In addition, we are reliant on our third-party providers to modify the solutions that they provide to our customers as part of our solutions to comply with changes to such laws and regulations. The number of laws and regulations that we are required to monitor will increase as we expand the geographic region in which the solutions are offered or as we expand to focus on different industry verticals. When a law changes, we must then test our solutions to meet the requirements necessary to enable our customers to comply with the new law. If our solutions fail to enable a customer to comply with applicable laws, we could be subject to negative customer experiences, harm to our reputation, loss of customers, claims for any fines, penalties, or other damages suffered by our customer, and other financial harm. Additionally, the costs associated with such monitoring implementation of changes are significant. If our solutions do not enable our customers to comply with applicable laws and regulations, it could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, if we fail to make any changes to our products as described herein, which are required because of such changes to, or enactment of, any applicable laws in a timely fashion, we could be responsible for fines and penalties implemented by governmental and regulatory bodies. If we fail to provide contracted services, such as processing W-2 tax forms or remitting taxes in accordance with deadlines set by law, our customers could incur fines, penalties, interest, or other damages, which our customers could claim we are responsible for paying. Our payment of fines, penalties, interest, or other damages because of our failure to provide compliance services prior to deadlines may have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws, regulations, or requirements applicable to our software and services could impose increased costs on us, delay or prevent our introduction of new products and services, or impair the function or value of our existing products and services.

Our products and services may become subject to increasing regulatory requirements, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might render our products and services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become more costly. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing, or limit business activities, cause us to enter into relationships with one or more third parties for payment services until we are appropriately licensed. These occurrences could also require changes to the manner in which we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. We have in the past entered into relationships with a third party in a state due to the interpretation of such state’s money transmitter license requirements. Should any state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage, or other negative consequences. In addition, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification, or delay could adversely impact the revenue we currently generate from our ACA compliance solution as well as overall gross margins. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results, or financial condition.

Privacy laws or other regulations may reduce the effectiveness of our applications.

Our products and services are subject to various complex laws and regulations on the federal, state, and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain and inconsistently enforced for the foreseeable future. Many federal, state, and foreign governmental bodies and agencies have adopted or are considering adopting laws and regulations regarding the creation, collection, receipt, processing, handling, maintenance, storage, use, disclosure, and transmission of personal data and other sensitive information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, the Family Medical Leave Act of 1993, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”), federal and state labor and employment laws, state data breach notification laws, and state privacy laws, such as the California Consumer Privacy Act (the “CCPA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”).

The CCPA went into effect on January 1, 2020 and established a new privacy framework for covered businesses such as ours, which may require us to modify our data processing practices and policies. The CCPA imposes severe statutory damages and provides consumers with a private right of action for certain data breaches. Further, in November 2020, California voters passed the California Privacy Rights and Enforcement Act (“CPRA”), which expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced.

The IBIPA regulates the collection, use, safeguarding, and storage of “biometric identifiers” or “biometric information” by companies such as ours. IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Even in circumstances where we do not believe a regulation applies to our activities, we may still be the subject of lawsuits alleging a regulation does apply. We are currently a defendant in three lawsuits, two in Illinois state court, and one in federal court in the Southern District of Illinois, related to the IBIPA. Each alleges that Paycor violated IBIPA by failing to provide adequate notices and obtain consent from users of timekeeping devices that use handprint and/or fingerprint scanning for employee timekeeping. We do not believe IBIPA applies to the Company as alleged in the complaints and strenuously deny these claims. In the two state court cases, we made a motion to dismiss the action, which was denied by the court, which additionally has stayed partly discovery. The federal court lawsuit was recently stayed by the court. While adverse results in these lawsuits may include awards of substantial monetary damages, we believe it is too early to determine the possibility of liability and have not accrued any potential or estimated liabilities relating to these matters.

Further, because some of our customers have establishments in the European Union (“EU”) or otherwise process the personal data of EU residents, the General Data Protection Regulation 2016/679 (“GDPR”) may apply to our processing of certain customer and employee information. The GDPR went into effect on May 25, 2018 and has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like us. Any data security breach could require notifications to the data subject and/or owners under federal, U.S., U.S. state, and/or international data breach notification laws and regulations.

The effects of the CCPA, CPRA, IBIPA, GDPR and other U.S. state, U.S. federal, and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could have an adverse effect on our results of operations or financial condition. Moreover, allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm.

In addition to government regulation, privacy advocates, and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. Any failure to comply with government laws or regulations that apply to our applications, including privacy and data protection laws, could subject us to liability. In addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business, operating results, or financial condition. Any actual or perceived inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, standards, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, operating results, or financial condition.

Furthermore, privacy concerns may cause our customers’ employees to resist providing the personal data necessary to allow our customers and their employees to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries. All these legislative and regulatory initiatives may adversely affect our ability, or our customers to create, collect, receive, process, handle, maintain, store, transmit, use, or disclose demographic and personal data from their employees, which could reduce demand for our solutions.

Adverse tax laws or regulations could be enacted, or existing laws could be applied in a manner adverse to us or our customers, which could increase the costs of our solutions and applications and could adversely affect our business, operating results, or financial condition.

As a vendor of services, we are ordinarily held responsible by taxing authorities for collecting and paying any applicable sales or other similar taxes. Additionally, the application of federal, state, and local tax laws to services provided electronically like ours is evolving. New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent, and could adversely affect our business, operating results, or financial condition.

Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that change over time. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities in order to determine how to comply with that state’s rules and regulations. We cannot ensure that we will not be subject to sales and use taxes or related penalties for past sales in States where we currently believe no such taxes are required.

In addition, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and substantial interest for past amounts. If we are unsuccessful in collecting such taxes from our customers, we could be held liable for such costs, thereby adversely affecting our business, operating results, or financial condition. Additionally, the imposition of such taxes on us would effectively increase the cost of our software and services we provide to customers and would likely have a negative impact on our ability to retain existing customers or to gain new customers in the jurisdictions in which such taxes are imposed.

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees or other costs.

We are sometimes the subject of complaints or litigation from customers, employees, or other third parties for various actions. For example, customers use our products in connection with the preparation and filing of tax returns and other regulatory reports. If any of our products contain errors that produce inaccurate results upon which users rely, or cause users to misfile or fail to file required information, we could be subject to liability claims from users. Our cloud and maintenance renewal agreements with our customers typically contain provisions intended to limit our exposure to such claims, but such provisions may not be effective in limiting our exposure. Contractual limitations we use may not be enforceable and may not provide us with adequate protection against product liability claims in certain jurisdictions. A successful claim for product or service liability brought against us could result in substantial cost to us and divert management’s attention from our operations. We are also, from time to time, involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, data security and privacy matters, intellectual property matters and employment and labor law matters. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our solutions and could have a negative impact on our business.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications resulting in reductions in the demand for Internet-based applications such as ours.

In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms,” and similar malicious programs, and the Internet has experienced a variety of outages and other delays because of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our products and services could suffer.

Furthermore, the availability or performance of our products and services could be adversely affected by several factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our services. For example, our customers access our solutions through their Internet service providers. If a service provider fails to provide sufficient capacity to support our solutions or otherwise experiences service outages, such failure could interrupt our customers’ access to our solutions, adversely affect their perception of our solutions’ reliability, and reduce our revenues. In addition to potential liability, if we experience interruptions in the availability of our solutions, our reputation could be adversely affected, and we could lose customers.

Our business and reputation may be adversely impacted if we fail to comply with anti-corruption laws and regulations, economic and trade sanctions, anti-money laundering laws and regulations, and similar laws.

We are subject to the Foreign Corrupt Practices Act and other similar laws and regulations concerning bribery and corruption, which prohibit improper payments or offers of payments to government officials and politicians, and in some cases, to other persons, for the purpose of obtaining or retaining business. We are also required to comply with the economic sanctions and embargo programs administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury and similar governmental agencies and multi-national bodies worldwide, which prohibit or restrict transactions or dealings with specified countries, their governments and, in certain circumstances, their nationals, and with individuals and entities that are designated by these authorities. In addition, some of our businesses and entities are subject to anti-money laundering laws and regulations, including, for example, The Bank Secrecy Act of 1970, as amended. As we seek to expand our international operations, we may face additional risks in regards to compliance with foreign laws and regulations related to economic sanctions, anti-corruption, and anti-money-laundering. A violation of any applicable anti-corruption laws or regulations, sanctions or embargo programs, or anti-money laundering laws or regulations, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations and our reputation.

Risks Relating to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

On June 11, 2021, we entered into a new credit agreement (the “New Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third Bank, National Association, and the other lenders party thereto, providing a senior secured $100.0 million revolving credit facility (the “New Credit Facility”). As of June 30, 2021, we had total indebtedness of $49.1 million outstanding and $50.9 million of borrowing capacity under our New Credit Facility, subject to satisfying liquidity covenants. All obligations under the New Credit Facility are secured by first-priority perfected security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our New Credit Agreement have important consequences, including:

•    Limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt.
•    Limiting our ability to incur additional indebtedness.
•    Limiting our ability to capitalize on significant business opportunities.
•    Making us more vulnerable to rising interest rates.
•    Making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our New Credit Agreement contains customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic, and other factors beyond our control.

Certain of our debt agreements contain covenants that may constrain the operation of our business, and our failure to comply with these covenants could have a material adverse effect on our financial condition.

The New Credit Agreement contains restrictive covenants including restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. The New Credit Agreement contains financial covenants which are reviewed for compliance on a quarterly basis, including a total leverage ratio covenant and an interest coverage ratio covenant for each quarter after June 11, 2021. Failure to comply with the New Credit Agreement covenants could have a negative impact on our business and financial condition. The New Credit Facility matures on June 11, 2026. Our ability to refinance this agreement is not guaranteed, and, if we are able to refinance, we may not be able to obtain favorable terms with a lender.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur significant additional indebtedness in the future. Although the New Credit Agreement contains restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.

The New Credit Agreement permits us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as defined in the financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, the New Credit Agreement does not restrict our Sponsor from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in the Credit Agreement. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by the COVID-19 pandemic as well as financial, business, and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The New Credit Agreement includes certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the New Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The New Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•    Incur additional indebtedness.
•    Pay dividends on or make distributions in respect of capital stock or repurchase or redeem capital stock.
•    Prepay, redeem, or repurchase certain indebtedness.
•    Make loans and investments.
•    Sell or otherwise dispose of assets, including capital stock of restricted subsidiaries.
•    Incur liens.
•    Enter into transactions with affiliates.
•    Enter into agreements restricting the ability of our subsidiaries to pay dividends.
•    Consolidate, merge, or sell all or substantially all of our assets.

The restrictive covenants in the New Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the New Credit Agreement could result in an event of default under such documents. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•    Limited in how we conduct our business.
•    Unable to raise additional debt or equity financing to operate during general economic or business downturns.
•    Unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

A lowering or withdrawal of any ratings assigned by rating agencies to debt that we may issue in the future may increase our future borrowing costs and reduce our access to capital.

While our debt is not currently rated by any rating agencies, any rating assigned to our future debt issuances could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of such ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•    Develop and enhance our products and solutions.
•    Continue to expand our product development, sales, and marketing organizations.
•    Hire, train, and retain employees.
•    Respond to competitive pressures or unanticipated working capital requirements.
•    Pursue acquisition opportunities.

In addition, our New Credit Agreement also limits our ability to incur additional debt and therefore we likely would have to amend our New Credit Agreement or issue equity. If we issue additional equity, your interest in us will be diluted.

Our variable rate debt agreements, including our New Credit Agreement, use LIBOR, which is subject to uncertainty.

If LIBOR ceases to exist or is no longer representative of the underlying market at some point in the future, our variable rate debt agreements with interest rates that are indexed to LIBOR will use various alternative methods to calculate the applicable interest rate, which could result in increases in interest rates on such debt and adversely impact our interest expense, results of operations and cash flows. Further, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. As of June 30, 2021, we do not utilize any derivatives or hedging strategies that have a LIBOR component. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. Dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

Because of this uncertainty, we cannot reasonably estimate the expected impact of a transition away from LIBOR to our business.

Risks Relating to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting, and other expenses that we did not previously incur. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, establishing the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations are likely to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage, although we are currently unable to estimate these costs with any degree of certainty. These additional obligations could have a material adverse effect on our business, financial condition, and results of operations.

To date, we have not conducted a review of our internal controls for the purpose of providing the reports required by these rules. During the course of our review and testing, we have in the past and may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq, or other adverse consequences that would materially harm our business and reputation.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and could have a material adversely effect on our business, financial condition, and results of operations. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Compliance with these public company requirements will make some activities more time-consuming, costly, and complicated. If we identify material weaknesses in our internal controls over financial reporting or if we are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Risks Relating to Our Common Stock

Apax Partners controls us, and its interests may conflict with ours or yours in the future.

Apax Partners beneficially owns approximately 141,093,953 of our common stock, or 80.9% at August 31, 2021. Based on its percentage voting power, Apax Partners is able to control the election and removal of directors on the Board and thereby determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our certificate of incorporation or bylaws, and other significant corporate transactions for so long as Apax Partners and its affiliates retain significant ownership of us. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. In addition, our bylaws provide that Apax Partners will have the right to designate the Chairman of the Board for so long as Apax Partners beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Even when Apax Partners ceases to own shares of our stock representing a majority of the total voting power, for so long as Apax Partners continues to own a significant portion of our stock, Apax Partners will still be able to significantly influence the composition of our Board, including the right to designate the Chairman of our Board, and the approval of actions requiring shareholder approval. Accordingly, for such period of time, Apax Partners will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Apax Partners continues to own a significant percentage of our stock through its control of Pride Aggregator, L.P., the investment vehicle through which Apax Partners holds its investment (“Pride Aggregator”), Apax Partners will be able to cause or prevent a change of control of the Company or a change in the composition of our Board, including the designation of our Chairman of our Board, and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, we have entered into a Director Nomination Agreement with Apax Partners that provides Apax Partners the right to designate: (i) all of the nominees for election to our Board for so long as it beneficially owns at least 40% of the total number of shares of our common stock beneficially owned by it upon completion of our IPO (the “Original Amount”); (ii) 40% of the nominees for election to our Board for so long as it beneficially owns less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as it beneficially owns less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as it beneficially owns less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as it beneficially owns at least 5% of the Original Amount. Apax Partners may also assign such right to its affiliates. The Director Nomination Agreement also provides for certain consent rights for Apax Partners so long as it owns at least 5% of the Original Amount, including for any increase to the size of our Board. Additionally, the Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of Apax Partners for so long as Apax Partners holds at least 5% of the Original Amount.

Apax Partners and its affiliates engage in a broad spectrum of activities, including investments in the software industry generally. In the ordinary course of their business activities, Apax Partners and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation that became effective in connection with the closing of our IPO provides that none of Apax Partners, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Apax Partners also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Apax Partners may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of Nasdaq rules of the and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Apax Partners, through its control of Pride Aggregator, controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•    The requirement that a majority of our Board consist of independent directors.
•    The requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
•    The requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
•    The requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

As a result, we do not have a majority of independent directors on our Board, our Compensation & Benefits Committee and our Governance Committee do not consist entirely of independent directors and our Compensation & Benefits and Nominating & Governance Committees are not subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

An active, liquid trading market for our common stock may not develop or continue, which may limit your ability to sell your shares.

Prior to our July 2021 IPO, there had been no public market for our common stock and we cannot assure you that the trading market for our shares will continue to be active or be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline and you may not be able to sell your shares of our common stock at the price you purchased it, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
We are an “emerging growth company” and have elected to comply with reduced public company reporting requirements, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. For as long as we continue to be an emerging growth company, we are eligible for certain exemptions from various public company reporting requirements. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our IPO, with the fifth anniversary occurring in 2026. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have made certain elections with regard to the reduced disclosure obligations regarding executive compensation and may elect to take advantage of other reduced disclosure obligations in future filings. As a result, the information that we provide to holders of our common stock may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act to delay adoption of new or revised accounting standards until such time as those standards apply to private companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

In addition to Apax Partners’ beneficial ownership, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

•    These provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders.
•    These provisions provide for a classified Board with staggered three-year terms.
•    These provisions provide that, at any time when Apax Partners beneficially owns, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.
•    These provisions prohibit shareholder action by written consent from and after the date on which Apax Partners beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors.
•    These provisions provide that for as long as Apax Partners beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our shareholders will require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when Apax Partners beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our shareholders will require the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.
•    These provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when Apax Partners beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to it.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding Apax Partners and any of its direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws, and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our shareholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, and results of operations and result in a diversion of the time and resources of our employees, management, and Board.

Our operating results and stock price may be volatile.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•    Market conditions in our industry or the broader stock market.
•    Actual or anticipated fluctuations in our quarterly financial and operating results.
•    Introduction of new products or services by us or our competitors.
•    Issuance of new or changed securities analysts’ reports or recommendations.
•    Sales, or anticipated sales, of large blocks of our stock.
•    Additions or departures of key personnel.

•    Regulatory or political developments.
•    Litigation and governmental investigations.
•    Changing economic conditions, including impacts from the COVID-19 pandemic.
•    Investors’ perception of us.
•    Events beyond our control such as weather and war.
•    Any default on our indebtedness.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 31, 2021, we have 174,429,903 outstanding shares of common stock. Shares that were not sold in our IPO are subject to a 180-day lock-up period provided under lock-up agreements executed in connection with our IPO and restricted from immediate resale under the federal securities laws. All of these shares will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the underwriters of the IPO. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We have no current plans to pay regular cash dividends on our common stock and you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be in the future, limited by covenants of indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board will have the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. In addition, we may seek to expand operations in the future to other markets which we would expect to finance through a combination of additional issuances of equity, corporate indebtedness, and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

General Risks

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters in Cincinnati, Ohio, which occupies 135,577 square feet. We also lease office spaces in Florida, Ohio, and Texas as well as an office in Belgrade, Serbia. We believe that these facilities are suitable for our current operations and upon the expiration of the terms of the leases we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see “Note 18 - Commitments and Contingencies” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On July 21, 2021, our common stock began trading on the Nasdaq Global Select Market under the ticker symbol “PYCR.” Prior to that, there was no public trading market for our common stock.

As of August 31, 2021, there were approximately 18 holders of record of our common stock.

Dividend Policy

Since our initial public offering, we have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We are a holding company that does not conduct any business operations on our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Paycor. In addition, any amounts available to us to pay cash dividends would be subject to the covenants and restrictions in our subsidiaries’ loan agreements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In December 2020 and January 2021, we completed private placements of 7,715 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $270.0 million. Each share of Series A Preferred Stock had an initial liquidation preference of $35,000, subject to certain adjustments. The Series A Preferred Stock converted into 11,705,039 shares of our common stock upon the closing of our IPO in July 2021, adjusted for the 1,517.18 for 1 share common stock split. The issuances of shares of Series A Preferred Stock were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On July 20, 2021, we priced the IPO of 18,500,000 shares of our common stock (the “Firm Shares”), $0.001 par value per share at an offering price of $23.00 per share (“IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of our common stock (the “Option Shares”), which was exercised by the underwriters in whole. The offering closed and both the Firm Shares and Option Shares were delivered on July 23, 2021. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-255498).

The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. The offering commenced on July 19, 2021 and did not terminate before all of the securities registered in the registration statement were sold.

In aggregate, the IPO shares issued generated approximately $458.7 million, which is net of approximately $30.6 million in underwriters’ discount. On July 23, 2021, we used approximately $260.0 million of IPO proceeds to fund the redemption of the Series A Redeemable Preferred Stock (the “Midco Redeemable Preferred Stock”) issued by Pride Midco, Inc., a direct subsidiary of Paycor HCM, Inc. (“Pride Midco”). An affiliate of Apax Partners owned approximately $25 million of Midco Redeemable Preferred Stock and such affiliate received approximately $32.5 million in proceeds as a result of the redemption of the Midco Redeemable Preferred Stock. There is no material change in the use of the IPO proceeds as described in the IPO prospectus dated July 20, 2021 forming a part of the registration statement.

Stock Performance Graph

Our common stock began trading on July 21, 2021 and therefore a stock performance graph is not applicable.

Item 6. Reserved

The information required by Item 301 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the consummation of the IPO or to the conversion of all our outstanding Series A Preferred Stock into common stock on a 1,517.18-for-1 basis, adjusted for the common stock split, that occurred at the closing of the IPO. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed below and elsewhere in this report, particularly Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements.”

For comparisons of the results of operations for the fiscal year ended June 30, 2020, to the period from November 2, 2018 through June 30, 2019 (Successor Period), and the period from July 1, 2018 through November 1, 2018 (Predecessor Period), refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our IPO prospectus, dated July 20, 2021 filed with the Securities and Exchange Commission on July 22, 2021.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Paycor” and similar references refer to the Company and its consolidated subsidiaries.

Overview
We are a leading SaaS provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower business leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. Over 28,000 customers across all 50 states trust Paycor to help their leaders develop winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a PEPM basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, and HR-related cloud-based computing services and nonrefundable implementation fees and represented 99% of total revenue for the fiscal year ended June 30, 2021. In addition, we earn interest income on funds held for clients.

We have developed a robust organic sales and marketing engine and broad referral network of insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size, geography, and industry. We generated more than 7.4 million unique visitors to our website over the fiscal year ended June 30, 2021. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth, which enabled us to generate $115.1 million and $80.5 million of total bookings for the fiscal years ended June 30, 2021 and June 30, 2020, respectively. Total bookings increased 43.0% period-over-period for the fiscal year ended June 30, 2021.

(in thousands)	Year Ended June 30, 2021	Year Ended June 30, 2020
Total Revenue	$352,777	$327,909
Loss from Operations	$(89,333)	$(94,709)
Operating Margin	(25.3)%	(28.9)%
Adjusted Operating Income*	$47,987	$46,263
Adjusted Operating Income Margin*	13.6%	14.1%
Net Loss	$(72,482)	$(67,303)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-GAAP financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable GAAP measures.

COVID-19 Pandemic Impact

Many of our prospective and existing customers’ businesses have been impacted by the COVID-19 pandemic and related economic impacts, stay-at-home, business closure, and other restrictive orders, which has resulted in reduced customer employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Because we charge our customers on a per-employee basis for certain services we provide, decreases in headcount of our customers as a result of the pandemic negatively impacted our recurring revenue beginning in our fiscal third quarter of 2020. As of the beginning of March 2020, our customers had approximately 1.9 million customer employees on our platform and we saw a 7% decline through April 18, 2020, which was the lowest point since the beginning of the COVID-19 pandemic, as the U.S. unemployment rate increased to 14.8%. Furthermore, while the number of employees on our platform declined 7%, our number of customers was effectively unchanged over this period. Since then, the number of our customers’ employees on our platform has recovered rapidly. As of June 30, 2021, our existing customers that were active at the beginning of March 2020 had fully regained their lost employees. Including the addition of new customers, we now serve more than 2.0 million customer employees.

The COVID-19 pandemic continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our customers, our operations and general economic conditions, remain uncertain and difficult to predict. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, a decrease in growth in the overall market, or a further decline of interest rates, among other factors. Therefore, we expect the COVID-19 pandemic to continue to have an unfavorable impact on the growth in both recurring and other revenue and interest income on funds held for clients in future periods for so long as such conditions persist.

In response to these developments, we implemented measures focusing on the safety of our employees, transitioning more than 97% of our associates to a virtual work arrangement and prohibiting non-critical business related travel, and we will continue to operate remotely for the foreseeable future. We did not experience any material disruptions in our ability to operate our business during this transition as our business model enables us to service our clients remotely. We were able to continue our implementation efforts and our sales team shifted from in-person meetings with prospective and existing clients to engaging with them virtually. As a result of the shift to virtual meetings, we have experienced a decrease in our sales and marketing expenses since the onset of the pandemic, primarily related to a decrease in travel costs. We expect this trend to continue at least in the near term, although such savings may be offset by increased costs when employees return to the office and we implement measures to ensure their safety. Our teams also quickly mobilized to analyze the various state and federal legislative changes enacted by the government in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and added automated functionality and reporting to our systems for our customers.

Our total revenue growth during the fiscal year ended June 30, 2021 was impacted by the ongoing effects from the COVID-19 pandemic. We expect the COVID-19 pandemic to continue to unfavorably impact our revenue growth rates in future periods as we anticipate lower customer employee counts, potential increases in customer losses, a reduction in business confidence and activity, a continued low interest rate environment, and a decrease in the growth of the overall market, among other factors. In the quarter ending June 30, 2020, we implemented certain cost saving initiatives, including consolidating our facilities footprint, reducing employee-related costs, including temporary salary reductions and implementing a hiring freeze, delaying non-essential maintenance projects and eliminating or minimizing discretionary spending. As of June 30, 2021, we have removed all temporary cost and hiring restrictions. Despite the economic challenges driven by the pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Expand Our Sales Footprint to Add New Customers

Our current customer base represents a small portion of the U.S. market for HCM and payroll solutions. We believe there is substantial opportunity to continue to broaden our customer base, particularly in Tier 1 markets by expanding our sales footprint. Our ability to do so will depend on several factors, including the effectiveness of our products, the relative pricing of our products, our competitors’ offerings, and the effectiveness of our marketing efforts.

As of June 30, 2021 and 2020, we had approximately 28,000 and 27,100 customers, respectively, representing a period-over-period increase of 3.3%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of June 30, 2021 and 2020, we had approximately 44,000 and 42,600 client accounts, respectively. We track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of June 30, 2021 and 2020, we had approximately 2.0 million and 1.9 million customer employees, respectively.

In addition, we are also focused on expanding our broker referral relationships to drive the acquisition of new customers. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. As a result of this focus, we have increased the percentage of bookings that were originated by brokers to 40% of total bookings in the fiscal year ended June 30, 2021 as compared to 28% of total bookings in the fiscal year ended June 30, 2020.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of business leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. Our “effective PEPM,” which we define as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period, was $15.21 and $14.25 for the fiscal years ended June 30, 2021 and 2020, respectively. We intend to advance this strategy by progressively expanding the breadth of features included in our core HCM product bundle. Additionally, apart from our sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Management, and Employee Engagement.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of paid employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention, which was approximately 88% and 94% for the fiscal years ended June 30, 2021 and 2020, respectively. Over the same periods, our net revenue retention for customers with 10 to 1,000 employees was approximately 89% and 95%, respectively. For the fiscal years ended June 30, 2021 and 2020, this customer segment represented 80% and 81% of our recurring billings, respectively. Our net revenue retention has been negatively impacted by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our data analytics and scheduling products, and in 2020 we released our compensation management product. As a result of these and other product launches, we have increased the total list PEPM for our full suite of products to $39 as of June 2021 from $35 as of June 2020. Our effective PEPM was $15.21 and $14.25 for the fiscal years ended June 30, 2021 and 2020, respectively. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

As a result of our July 2021 IPO, we incurred transaction-related expenses. These expenses include transaction bonuses, share-based compensation expense associated with two cash Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under our Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of the Midco Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Midco Redeemable Preferred Stock are presented below.

We have granted Long Term Incentive Plan units (“LTIP Units”) under our Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Equity Incentive Plan. The LTIP Units are phantom awards which provided for, at our discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurred and if the LTIP Participant remained employed with us on such date. Our July 2021 IPO resulted in a determination date, for which each LTIP Participant is entitled to an LTIP Payment with respect to 20% of the LTIP Participant’s LTIP Units as of the IPO date and 20% on each of four subsequent payment dates that are six, twelve, eighteen and 24 months following the IPO date. As a result of our IPO, the LTIP Units converted into the entitlement to receive a fixed number of shares of common stock, based on the IPO price. We settled such entitlements by issuing restricted stock units, which will vest on the applicable payment dates and we will recognize approximately $47.6 million of compensation expense over the requisite service period relating to the LTIP Units. Because the IPO occurred after June 30, 2021, it did not have an impact on our financial statements for the fiscal year ended June 30, 2021.

Under the terms of the MEP, one-half of the profits interest units vest based on an associate’s service time. The time-vesting units vest 25% on the first anniversary after the vesting commencement date and thereafter in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the time-vesting units occurring on the fourth anniversary of the vesting commencement date. MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits the award to participate in distributions only to the extent the distribution amount for the units exceed the floor amount.

The second half of the MEP incentive units vest based on our performance relative to Apax Partners’ original invested amount, with the performance calculations defined in the plan, triggered by our IPO (implied performance condition). As a result of our July 2021 IPO, the performance-vesting incentive units converted to time-based vesting units, with 25% vesting upon successive six-month anniversary dates for the 24 months beginning on the date of the IPO.

The MEP incentive units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP incentive units at the grant date and recognized as the incentive units vest. We estimate the fair value of the MEP incentive units using the Monte Carlo simulation method. As of June 30, 2021, there was approximately $7.2 million and $14.3 million of unrecognized compensation expense associated with unvested time-based and performance-based MEP incentive unit awards, respectively. The unrecognized compensation expense associated with unvested time-based MEP incentive unit awards outstanding at June 30, 2021 will be recognized over a weighted average period of 1.9 years from June 30, 2021. As a result of our July 2021 IPO, the unrecognized compensation expense associated with performance-based MEP incentive unit awards will be recognized over a period of 24 months beginning upon the date of the IPO.

In connection with the Apax Acquisition, Pride Midco issued $200 million in aggregate initial liquidation preference of Midco Redeemable Preferred Stock. The Midco Redeemable Preferred Stock accrued dividends at a rate of LIBOR plus 8.875%. The dividends were payable, or compounded, quarterly on March 31, June 30, September 30 and December 31 of each year. From the issue date through November 2, 2020, dividends were accrued and added to the then-prevailing liquidation preference of the Midco Redeemable Preferred Stock. From November 2, 2020 to November 2, 2021, we were required pay 50% of the accrued dividends in cash.

The shares of Midco Redeemable Preferred Stock were accounted for as a redeemable noncontrolling interest in the mezzanine section of our consolidated balance sheet and were accreted using the effective interest method to the redemption value through the net income attributable to redeemable noncontrolling interest line within our consolidated statement of operations.

We redeemed the Midco Redeemable Preferred Stock in connection with, and using proceeds from, our July 2021 IPO. The redemption price per share was equal to 101.0% of the liquidation preference, plus accrued and unpaid dividends to the redemption date, or approximately $260.0 million.

Basis of Presentation

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancelable by the customer on 30 days’ notice. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll, workforce management, and HR-related cloud-based computing services. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM or per-employee-per-payroll basis. Recurring revenue is generally recognized as the services are provided during each client’s payroll period. Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Nonrefundable upfront fees related to implementation services were $16.0 million as of June 30, 2021, with $19.0 million of revenue recognized for fiscal year ended June 30, 2021. Nonrefundable upfront fees related to implementation services and recurring subscription services were $15.9 million as of June 30, 2020, with $4.3 million of revenue recognized for fiscal year ended June 30, 2020. Deferred revenues include an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period.

We defer certain commission costs that meet the capitalization criteria. We also capitalize certain costs to fulfill a contract related to our proprietary products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered. We utilize the portfolio approach to account for both the cost of obtaining a contract and the cost of fulfilling a contract.

Capitalized costs to fulfill a contract and cost to obtain a contract are amortized over the expected period of benefit, which is generally six years based on our average client life and other qualitative factors, including rate of technological changes. We do not incur any additional costs to obtain or fulfill contracts upon renewal. We recognize additional selling and commission costs and fulfillment costs when an existing client purchases additional services. The additional costs only relate to the additional services purchased and do not relate to the renewal of previous services. We continue to expense certain costs to obtain a contract and cost to fulfill a contract if those costs do not meet the capitalization criteria.

See “—Critical Accounting Policies—Revenue Recognition” below. We expect recurring and other revenue to increase as we continue to add new customers and sell additional products to our existing customers.

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We collect funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearing house (“ACH”) arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities. We expect funds held for our clients to generally grow as the employees per customer increase and as we add customers. Interest income on funds held for clients will fluctuate based on market rates of demand deposit accounts, as well as the highly liquid, investment-grade marketable securities in which we invest the client funds.

Cost of Revenues

Cost of revenues includes costs relating to the provision of ongoing customer support and implementation activities, payroll tax filing, distribution of printed checks and other materials providing our payroll and other HCM solutions. These costs primarily consist of employee-related expenses for associates who service customers, as well as third-party processing fees, delivery costs, hosting costs, and bank fees associated with client fund transfers. Costs for recurring support are generally expensed as incurred, while such costs for onboarding and configuring our products for our customers are capitalized and amortized over a period of six years.

We amortized $10.6 million and $5.7 million of capitalized contract fulfillment costs during the fiscal years ended June 30, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal use software and certain payroll and payroll-related costs for associates who are directly associated with internal use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $59.9 and $49.8 million of capitalized internal-use and acquired software costs during the fiscal years ended June 30, 2021 and 2020, respectively.

Our cost of revenues is expected to increase in absolute dollars as we expand our customer base. However, in the long-term we expect cost of revenues to reduce as a percentage of total revenues as our business scales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, marketing, advertising and promotion expenses, and other related costs. We capitalize certain commission costs related to new contracts or purchases of additional services by our existing customers and amortize such items over a period of six years.

We amortized $8.9 million and $4.5 million of capitalized contract acquisition costs during the fiscal years ended June 30, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

We seek to grow our number of new customers and upsell existing customers, and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

General and Administrative

General and administrative expenses consist primarily of employee-related costs for our administrative, finance, accounting, legal and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.

We amortized $79.5 million and $78.0 million of intangible assets, excluding acquired software amortized through cost of revenues, during the fiscal years ended June 30, 2021 and 2020, respectively. The increase in amortization expense in fiscal year ended June 30, 2021 is attributable to our asset acquisition in February 2021.

We expect our general and administrative expenses to increase in absolute dollars as we begin to operate as a public company.

Research and Development

Research and development expenses consist primarily of employee-related expenses for our software development and product management staff. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies, and ongoing refinement of our existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, including costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred.

We capitalize a portion of our development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the fiscal years ended June 30, 2021 and 2020:

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Capitalized software	$21,228	$18,846
Research and development expenses	$36,020	$45,866

We expect to increase our research and development expenses in absolute dollars as we continue to broaden our product offerings and extend our technological leadership by investing in the development of new technologies and introducing them to new and existing customers.

Interest Expense

Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings. We expect interest expense to vary each reporting period depending on the amount of outstanding borrowings and prevailing interest rates.

Other Income/(Expense)

Other income (expense) generally consists of other income and expense items outside of our normal operations, such as realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to our financing arrangements.

Results of Operations

The following table sets forth our consolidated statement of operations for the periods indicated. Refer to the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our IPO prospectus, dated July 20, 2021 filed with the Securities and Exchange Commission on July 22, 2021, for a discussion and comparison of results for the fiscal year ended June 30, 2020 to the period from November 2, 2018 through June 30, 2019 (Successor Period), and the period from July 1, 2018 through November 1, 2018 (Predecessor Period).

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$350,956	$317,620
Interest income on funds held for clients	1,821	10,289
Total revenues	352,777	327,909
Cost of revenues	154,487	139,683
Gross profit	198,290	188,226
Operating expenses:
Sales and marketing	106,123	99,998
General and administrative	145,480	137,071
Research and development	36,020	45,866
Total operating expenses	287,623	282,935
Loss from operations	(89,333)	(94,709)
Interest expense	(2,541)	(1,780)
Other (expense) income	(1,420)	9,004
Loss before income taxes	(93,294)	(87,485)
Income tax benefit	(20,812)	(20,182)
Net loss	$(72,482)	$(67,303)

Comparison of the Fiscal Years Ended June 30, 2021 and June 30, 2020

Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Revenues:
Recurring and other revenue	$350,956	$317,620	$33,336	10%
Interest income on funds held for clients	1,821	10,289	(8,468)	(82)%
Total revenues	$352,777	$327,909	$24,868	8%

Total revenue for the fiscal years ended June 30, 2021 and 2020 was $352.8 million and $327.9 million, respectively. In the fiscal years ended June 30, 2021 and 2020, recurring and other revenue accounted for $351.0 million and $317.6 million, respectively. Additionally, interest income on funds held for clients accounted for $1.8 million and $10.3 million, respectively, for the fiscal years ended ended June 30, 2021 and 2020. Total revenues increased primarily as a result of an increase in customers of 3.3% to approximately 28,000 at June 30, 2021 from approximately 27,100 at June 30, 2020 as well as from an increase in effective PEPM of 6.7% to $15.21 for the fiscal year ended June 30, 2021 from $14.25 for the fiscal year ended June 30, 2020. Additionally, the average number of employees per customer increased by 5.9% to approximately 72 at June 30, 2021 from 68 at June 30, 2020. For the fiscal years ended June 30, 2021 and 2020, customer employees were approximately 2.0 million and 1.9 million, respectively.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the fiscal years ended June 30, 2021 and 2020 were $718.1 million and $666.9 million, respectively.

Cost of Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Cost of revenues	$154,487	$139,683	$14,804	11%
Percentage of total revenues	44%	43%
Gross profit	$198,290	$188,226	$10,064	5%
Percentage of total revenues	56%	57%

Total cost of revenues for the fiscal years ended June 30, 2021 and 2020 was $154.5 million and $139.7 million, respectively. Our total cost of revenues increased primarily as a result of a $6.9 million increase in amortization expense relating to capitalized software, a $5.0 million increase in amortization of deferred contract costs and a $3.3 million increase in intangible amortization expense primarily associated with our acquisition of Paltech Solutions, Inc. (“7Geese”) in September 2020.

Operating Expenses

Sales and Marketing

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Sales and marketing	$106,123	$99,998	$6,125	6%
Percentage of total revenues	30%	30%

Sales and marketing expenses for the fiscal years ended June 30, 2021 and 2020 were $106.1 million and $100.0 million, respectively. The increase in sales and marketing expense was primarily the result of $4.2 million of additional employee-related costs and $3.0 million in additional marketing costs, principally those incurred to expand our sales coverage, partially offset by a $1.8 million reduction in travel related expenses due to decreased travel as a result of the COVID-19 pandemic.

General and Administrative

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
General and administrative	$145,480	$137,071	$8,409	6%
Percentage of total revenues	41%	42%

General and administrative expenses for the fiscal years ended June 30, 2021 and 2020 were $145.5 million and $137.1 million, respectively. The increase in general and administrative expenses was primarily driven by a $6.9 million increase in professional services, consulting fees and other related costs primarily associated with our efforts to become a public company and a $1.5 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021.

Research and Development

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Research and development	$36,020	$45,866	$(9,846)	(21)%
Percentage of total revenues	10%	14%

Research and development expenses for the fiscal years ended June 30, 2021 and 2020 were $36.0 million and $45.9 million, respectively. The decrease in research and development expenses was primarily the result of an $8.9 million decrease in employee-related costs and a $1.3 million decrease in consulting fees, in each case driven primarily by cost-saving initiatives as a result of the COVID-19 pandemic.

 Interest Expense

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Interest expense	$2,541	$1,780	$761	43%
Percentage of total revenues	<1%	<1%

Interest expense for the fiscal years ended June 30, 2021 and 2020 was $2.5 million and $1.8 million, respectively. This increase was primarily attributable to an increase in borrowings as a result of the 2019 Term Loan entered into in September 2020.

Other (Expense)/Income

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	% Change
Other (Expense)/Income	$(1,420)	$9,004	$(10,424)	(116)%

Other expense was $1.4 million for the fiscal year ended June 30, 2021 compared to income of $9.0 million for the fiscal year ended June 30, 2020. Other expense for the fiscal year ended June 30, 2021 primarily consists of $2.2 million relating to the write-off of debt acquisition costs and third party costs associated with entering into our New Credit Facility in June 2021 and $0.8 million in unrealized gains resulting from changes in foreign currency rates, while other income for the fiscal year ended June 30, 2020 primarily consists of a $6.2 million gain resulting from the forgiveness of debt relating to satisfactory completion of certain requirements which were met under the New Market Tax Credits agreement with the City of Norwood and $2.5 million in realized gains on the sale of certain positions of funds held for clients.

Income Tax Benefit

Income tax benefit for the fiscal years ended June 30, 2021 and 2020 was a benefit of $20.8 million and $20.2 million, respectively, reflecting effective tax rates for the periods of 22.3% and 23.1%, respectively.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets, stock-based compensation expenses, and certain corporate expenses, in each case that are included in costs of recurring revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the effects of variability of items such as stock-based compensation expense and amortization of intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance.

Adjusted Gross Profit and Adjusted Gross Profit Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP and should not be considered as replacements for gross profit and gross profit margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Gross Profit was $244.9 million and $233.4 million, or 69.4% and 71.2% of Recurring and other revenue, for the fiscal years ended June 30, 2021 and 2020, respectively. Adjusted Gross Profit increased for the fiscal years ended June 30, 2021 and 2020, primarily driven by the increase in revenue from customer growth and only partially offset by an increase in amortization of capitalized software and amortization of costs to fulfill contracts within cost of revenues.

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Gross Profit*	$198,290	$188,226
Gross Profit Margin	56.2%	57.4%
Amortization of intangible assets	46,136	42,876
Stock-based compensation expense	516	617
Liability incentive award compensation expense	(16)	—
Corporate adjustments**	—	1,658
Adjusted Gross Profit*	$244,926	$233,377
Adjusted Gross Profit Margin	69.4%	71.2%
* Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $2.6 million and $2.5 million for the fiscal years ended June 30, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $13.8 million and $6.9 million for the fiscal years ended June 30, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $10.6 million and $5.7 million for the fiscal years ended June 30, 2021 and 2020, respectively.
** Corporate adjustments for the fiscal year ended June 30, 2020 primarily related to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.7 million and $0.9 million of costs related to implementing certain expense saving initiatives as a result of the COVID-19 pandemic.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, and other certain corporate expenses, such as costs related to acquisitions, including the Apax Acquisition. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

We use Adjusted Operating Income and Adjusted Operating Income Margin to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Operating Income and Adjusted Operating Income Margin facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense relating to intangible assets is excluded from Adjusted Operating Income, the revenue related to such intangible assets is reflected in Adjusted Operating Income as these assets contribute to our revenue generation.

Adjusted Operating Income and Adjusted Operating Income Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, Adjusted Operating Income and Adjusted Operating Income Margin should not be considered as replacements for operating loss and operating loss margin, as determined by GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Operating Income was $48.0 million and $46.3 million for the fiscal years ended June 30, 2021 and 2020, respectively. Adjusted Operating Income increased for the fiscal year ended June 30, 2021, primarily driven by an increase in gross profit and a reduction in research and development expenses as a result of a decrease in employee-related expenses and consulting fees, partially offset by an increase in costs related to expanding our sales coverage.

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Loss from Operations	$(89,333)	$(94,709)
Operating Margin	(25.3)%	(28.9)%
Amortization of intangible assets	125,590	120,862
Stock-based compensation expense	4,172	4,906
Liability incentive award compensation expense	(189)	3,055
Corporate adjustments*	7,747	12,149
Adjusted Operating Income	$47,987	$46,263
Adjusted Operating Income Margin	13.6%	14.1%
* Corporate adjustments for the fiscal years ended June 30, 2021 and 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $1.0 million and $6.0 million, respectively, as well as costs associated with our efforts to become a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $5.5 million and $2.2 million, respectively, transaction expenses and costs associated with the 7Geese Acquisition and other acquisitions totaling $0.7 million and $0.5 million, respectively, and costs related to implementing certain expense saving and other initiatives related to the COVID-19 pandemic totaling $0.5 million and $3.4 million, respectively.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expense as sales and marketing expenses before stock-based award and liability incentive award compensation expenses and other certain corporate expenses. We define Adjusted General and Administrative expense as general and administrative expenses before amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, and other certain corporate expenses. We define Adjusted Research and Development expense as research and development expenses before stock-based award and liability award compensation expenses and other certain corporate expenses.

We use Adjusted Sales and Marketing expense, Adjusted General and Administrative expense and Adjusted Research and Development expense (collectively, “Adjusted Operating Expenses”) to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Operating Expenses facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations.

Adjusted Operating Expenses have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, Adjusted Operating Expenses should not be considered as replacements for operating expenses, as determined by GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Sales and Marketing expense was $103.7 million and $95.8 million for the fiscal years ended June 30, 2021 and 2020. Adjusted Sales and Marketing expenses increased for the fiscal year ended June 30, 2021, primarily driven by expanding our sales coverage.

Adjusted General and Administrative expense was $57.3 million and $47.7 million for the fiscal years ended June 30, 2021 and 2020. Adjusted General and Administrative expenses increased for the fiscal year ended June 30, 2021, primarily driven by additional employee-related costs and software-related expenses.

Adjusted Research and Development expense was $35.9 million and $43.6 million for the fiscal years ended June 30, 2021 and 2020, respectively. Adjusted Research and Development expenses decreased for the fiscal year ended June 30, 2021, primarily driven by a decrease in employee-related costs and consulting fees.

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Sales and Marketing expense	$106,123	$99,998
Amortization of intangible assets	—	—
Stock-based compensation expense	(1,359)	(1,666)
Liability incentive award compensation expense	90	—
Corporate adjustments*	(1,120)	(2,528)
Adjusted Sales and Marketing expense	$103,734	$95,804
General and Administrative expense	$145,480	$137,071
Amortization of intangible assets	(79,454)	(77,986)
Stock-based compensation expense	(2,207)	(1,854)
Liability incentive award compensation expense	44	(3,055)
Corporate adjustments**	(6,515)	(6,499)
Adjusted General and Administrative expense	$57,348	$47,677
Research and Development expense	$36,020	$45,866
Amortization of intangible assets	—	—
Stock-based compensation expense	(90)	(769)
Liability incentive award compensation expense	39	—
Corporate adjustments***	(112)	(1,464)
Adjusted Research and Development expense	$35,857	$43,633
*    Corporate adjustments for the fiscal year ended June 30, 2021 and 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.6 million and $1.8 million, respectively, as well as costs related to implementing certain expense saving and other initiatives as a result of the COVID-19 pandemic totaling $0.5 million and $0.7 million, respectively.
**    Corporate adjustments for the fiscal years ended June 30, 2021 and 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.4 million and $3.3 million, respectively, as well as costs associated with our efforts to become a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs, of $5.5 million and $2.0 million, respectively, and transaction expenses and costs associated with the 7Geese Acquisition and other acquisitions totaling $0.6 million and $0.3 million, respectively. Corporate adjustments for the fiscal year ended June 30, 2020 also include costs related to implementing certain expense saving initiatives as a result of the COVID-19 pandemic totaling $0.9 million.
***    Corporate adjustments for the fiscal years ended June 30, 2021 and 2020 relate to costs associated with the 7Geese acquisition and other acquisitions of $0.1 million and $0.2 million, respectively. Corporate adjustments for the fiscal year ended June 30, 2020 also relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.3 million and costs related to implementing certain expense saving initiatives as a result of the COVID-19 pandemic totaling $1.0 million.

Adjusted Net Income Attributable to Paycor HCM, Inc.

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as Net Loss Attributable to Paycor HCM, Inc. before the accretion of redeemable noncontrolling interests, amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, gain or loss on the extinguishment of debt, and other certain corporate expenses, such as costs related to acquisitions, including the Apax Acquisition. All of the adjustments, except for the accretion of redeemable noncontrolling interests, are adjusted for the effect of income taxes using a 24% statutory tax rate for the fiscal years ended June 30, 2021 and 2020.

We use Adjusted Net Income Attributable to Paycor HCM, Inc. to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Net Income Attributable to Paycor HCM, Inc. facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense relating to intangible assets is excluded from Adjusted Net Income Attributable to Paycor HCM, Inc., the revenue related to such intangible assets is reflected in Adjusted Net Income Attributable to Paycor HCM, Inc. as these assets contribute to our revenue generation.

Adjusted Net Income Attributable to Paycor HCM, Inc. has limitations as an analytical tool, and you should not consider this in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, Adjusted Net Income Attributable to Paycor HCM, Inc. should not be considered as a replacement for Net Loss Attributable to Paycor HCM, Inc., as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Net Income Attributable to Paycor HCM, Inc. was $33.5 million and $35.1 million for the fiscal years ended June 30, 2021 and 2020, respectively.

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Net loss attributable to Paycor HCM, Inc.	$(96,920)	$(90,193)
Accretion of redeemable noncontrolling interests	24,438	22,890
Loss (gain) on extinguishment of debt	2,195	(6,240)
Amortization of intangible assets	125,590	120,862
Stock-based compensation expense	4,172	4,906
Liability incentive award compensation expense	(189)	3,055
Corporate adjustments*	7,747	12,149
Income tax effect on adjustments	(33,484)	(32,336)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$33,549	$35,093
* Corporate adjustments for the fiscal years ended June 30, 2021 and 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $1.0 million and $6.0 million, respectively, as well as costs associated with our efforts to become a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $5.5 million and $2.2 million, respectively, transaction expenses and costs associated with the 7Geese Acquisition and other acquisitions totaling $0.7 million and $0.5 million, respectively, and costs related to implementing certain expense saving and other initiatives related to the COVID-19 pandemic totaling $0.5 million and $3.4 million, respectively.

Liquidity and Capital Resources

General

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $2.6 million, which was held for working capital purposes, as well as $50.9 million of borrowing capacity available under our New Credit Facility, described further below. As of June 30, 2021, our cash and cash equivalents principally included demand deposit accounts. During the fiscal year ended June 30, 2021, our positive cash flows from operations enabled us to make continued investments to support the growth of our business. Following the completion of our IPO, we expect that our operating cash flows, in addition to our cash and cash equivalents and access to our New Credit Facility, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations primarily through cash received from operations and debt financing and, most recently, with the issuance of equity in our IPO. We believe our existing cash and cash equivalents, our New Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and the introduction of new and enhanced products and services offerings. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of June 30, 2021, we had deferred revenue of $16.0 million, of which $11.9 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Midco Redeemable Preferred Stock

In connection with the Apax Acquisition, Pride Midco issued $200 million in aggregate initial liquidation preference of Redeemable Preferred Stock, which is reflected as a redeemable noncontrolling interest in our consolidated balance sheets. The Midco Redeemable Preferred Stock accrued dividends at a rate of LIBOR plus 8.875%. The dividends were payable, or compounded, quarterly on March 31, June 30, September 30, and December 31 of each year. From the issue date through November 2, 2020, dividends were accrued and added to the then-prevailing liquidation preference of the Midco Redeemable Preferred Stock. From November 2, 2020 to November 2, 2021, we were required pay 50% of the accrued dividends in cash.

We fully redeemed the Midco Redeemable Preferred Stock in connection with our July 2021 IPO. The redemption price per share was equal to 101.0% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or approximately $260.0 million. We used a portion of the cash received from our July 2021 IPO proceeds to redeem the Midco Redeemable Preferred Stock.

New Senior Secured Credit Facility

In June 2021, Paycor, Inc. entered into the New Credit Agreement with PNC, as administrative agent and collateral agent, providing a $100.0 million senior secured revolving credit facility, of which $44.5 million was initially drawn at the closing date. The New Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the New Credit Facility up to $300.0 million.

The New Loans have variable interest rates. The interest rate on the New Loans equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 50 basis points, and (c) the adjusted LIBOR with a maturity of one month, plus 100 basis points (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to an initial public offering, (i) in the case of ABR borrowings, 95 basis points per annum and (ii) in the case of LIBOR borrowings, 195 basis points per annum or (B) following an initial public offering, (i) in the case of ABR borrowings, 37.5 basis points per annum or (ii) in the case of LIBOR borrowings, 137.5 basis points per annum, in each case, with step downs based on achievement of certain total leverage ratios.

The New Credit Facility requires us to pay a quarterly unused fee of (i) prior to an initial public offering, 0.25% and (ii) following an initial public offering, between 0.10% per annum and 0.175% per annum based on our total leverage ratio.

The New Credit Facility commitments will mature on June 11, 2026.

Borrowings under the Credit Agreement are guaranteed by our subsidiary, Pride Guarantor Inc. and certain of our other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor Inc.

The New Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2021, we were in compliance with all covenants.

Equity Issuance and Share Repurchase

In December 2020 and January 2021, we completed private placements of 7,715 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $270.0 million. Each share of Series A Preferred Stock had an initial liquidation preference of $35,000, subject to adjustment in accordance with our Amended and Restated Certificate of Incorporation.

Subsequent to our December 2020 Series A Preferred Stock issuance, we used the proceeds from the issuance and a promissory note of approximately $65.0 million with Pride Aggregator L.P. to repurchase 10,620,260 shares of our Common Stock at a price of $23.07 per share for approximately $245.0 million. We repaid the $65.0 million promissory note with proceeds from the January 2021 Series A Preferred Stock issuance. The Series A Preferred Stock converted into 11,705,039 shares of our Common Stock upon the closing of our July 2021 IPO, adjusted for the 1,517.18 for 1 share common stock split.
 Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the fiscal years ended June 30, 2021 and 2020.

	Fiscal Year Ended
(in thousands)	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$10,773	$88
Net cash (used in) provided by investing activities	(52,581)	121,529
Net cash provided by (used in) provided by financing activities	55,316	(20,880)
Impact of foreign exchange on cash and cash equivalents	44	—
Net increase in cash and cash equivalents	13,552	100,737
Cash and cash equivalents at beginning of period	546,448	445,711
Cash and cash equivalents at end of period	$560,000	$546,448

Operating Activities

Net cash provided by operating activities was $10.8 million and $0.1 million for the fiscal years ended June 30, 2021 and 2020, respectively. The increase in net cash provided by operating activities for the fiscal year ended June 30, 2021 reflects an increase in adjustments to add back non-cash items, partially offset by an increase in net loss and a decrease in changes in assets and liabilities.

Investing Activities

Net cash (used in) provided by investing activities was $(52.6) million and $121.5 million, for the fiscal years ended June 30, 2021 and 2020, respectively. The change in investing activities for the fiscal year ended June 30, 2021 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio as well as the acquisition of 7Geese in September 2020.

Financing Activities

Net cash provided by (used in) financing activities was $55.3 million and $(20.9) million for the fiscal years ended June 30, 2021 and 2020, respectively. The change in financing activities for the fiscal year ended June 30, 2021 was primarily attributable to an increase in funds held to satisfy client funds obligations as well as proceeds from the issuance of preferred stock, net of cash used for the repurchase of common stock.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2021:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Revolving credit facility(1)	$54,518	$1,095	$2,190	$51,233	$
Operating lease obligations	27,037	5,775	9,330	6,331	5,601
Purchase obligations(2)	15,907	10,293	5,539	75	—
Total	$97,462	$17,163	$17,059	$57,639	$5,601
______________________
(1)Represents principal and variable interest payments due under our New Credit Agreement as of June 30, 2021. Interest payments are approximately as follows: $1.1 million for less than 1 year and $2.2 million for 1—3 years, and $2.1 million for 3—5 years. Variable interest payments were calculated using interest rates as of June 30, 2021. As discussed in Note 20 - Subsequent Events in Item 8 - Financial Statements and Supplementary Data, the outstanding borrowings as of June 30, 2021 have been repaid.
(2)Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. These obligations primarily include software licensing and support services.

Impact of Inflation

While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, in connection with the completion of the IPO, we entered into indemnification agreements with our directors and certain officers and associates that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or associates. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 to our consolidated financial statements: “Summary of Significant Accounting Policies” included elsewhere in this report for more detailed information regarding our critical accounting policies.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration we are entitled to for those goods or services. We derive our revenue from contracts predominantly from recurring and non-recurring service fees. The majority of our agreements are generally cancellable by the client on 30 days’ notice.

Recurring fees are derived from payroll, workforce management, and HR-related cloud-based computing services. The majority of our recurring fees are satisfied over time as the services are provided during each client’s payroll period. The performance obligations related to payroll services are delivered based upon the payroll frequency of the client with the fee charged and collected based on a per-employee-per-month or per employee-per-payroll basis. The performance obligations related to workforce management and HR-related services are generally satisfied each month with the fee charged and collected based on a per-employee-per-month basis. For subscription-based fees, which can include payroll, workforce management, and HR-related services, we recognize the applicable recurring fees each month with the fee charged and collected based on a per-employee-per-month basis.

Non-recurring service fees consist mainly of nonrefundable implementation fees. The implementation activities involve setting the client up and loading data into our cloud-based modules. We have determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract beyond the normal 30-day contractual period without payment of an additional upfront implementation fee. Implementation fees are deferred and recognized as revenue over the period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service.

Goodwill and Intangible Assets, Net

An impairment of goodwill is recognized when the carrying amount of assets exceeds their implied fair value. The process of evaluating the potential impairment is subjective and requires the application of judgment. We perform an annual impairment review of goodwill in our fiscal fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred.

In evaluating goodwill for impairment, we have the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of our single reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.

If under the quantitative assessment, the fair value of a reporting unit is less than its carrying amount, then goodwill is written down for the amount by which the carrying amount exceeds the fair value. Fair values of the reporting units are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including markets and market shares, sales volumes and prices, costs to produce, tax rates, capital spending, discount rate, weighted average cost of capital, terminal values and working capital changes. The cash flow forecasts are based on approved strategic operating plans. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data.

We elected to perform a qualitative assessment during fiscal year ended June 30, 2021 and a quantitative assessment during fiscal year ended June 30, 2020 and determined for both periods that it is not more likely than not that the fair value is less than its carrying amount. The quantitative assessment during the fiscal year ended June 30, 2020 indicated that the fair value was substantially in excess of the carrying value.

We evaluate other intangible assets, principally consisting of acquired software, customer relationships and trade names, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the provisions of Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires compensation expense for all stock-based compensation awards made to associates and directors to be measured and recognized based on the grant date fair value of the awards. Stock-based compensation expense for time-based awards is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the award. Stock-based compensation expense for awards subject to market and performance conditions is determined based on the grant-date fair value and is recognized on a graded vesting basis over the term of the award once it is probable that the performance conditions will be met.

To estimate the grant date fair value of our time-based awards, we use a Monte Carlo simulation method, which utilizes multiple inputs to estimate the probability that market conditions will be achieved. The model involves inherent uncertainties and require the following highly subjective assumptions as inputs:
•Risk-free rate: We base the risk-free interest rate on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term.
•Expected term: For awards subject to market and performance conditions, the expected term represents the period of time that the options granted are expected to be outstanding.
•Dividend yield: We estimate the dividend yield at zero, as we do not currently issue dividends and have no plans to issue dividends in the foreseeable future.
•Volatility: Since we do not have a trading history of our common stock, expected volatility is estimated based on the historical volatility of peer companies over the period commensurate with the estimated expected term.
•Fair value: Prior to our initial public offering, our common stock was not publicly traded, and thus, the fair value of the shares of common stock was established by the Board using various inputs. Following our initial public offering, our common stock is traded in the public market, and accordingly we will use the applicable closing price of our common stock to determine fair value.

The following assumptions were used for the awards subject to performance and market conditions that we granted during the fiscal year ended June 30, 2021:

Risk-Free Rate	0.09% - 0.12%
Expected Term	0.67 - 0.75 years
Dividend Yield	—
Volatility	60.0% - 65.0%
Weighted-Average Grant Date Fair Value of Options Granted during the Period	$185 - $502

Adoption of Accounting Pronouncements

For a description of recently issued accounting standards not yet adopted, see Note 2 to our consolidated financial statements: “Summary of Significant Accounting Policies —Pending Accounting Pronouncements” appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal year ended June 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of June 30, 2021, we have cash and cash equivalents totaling $2.6 million and funds held for clients of $670.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2021.

We are also exposed to changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our New Credit Facility carries interest at LIBOR, as administered by the Intercontinental Exchange (“CE”) Benchmark Administration for deposits in dollar, plus the applicable margin.

At June 30, 2021, we had total outstanding debt of $49.1 million under our New Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in an immaterial change to interest expense.

Item 8. Financial Statements and Supplementary Data

Paycor HCM, Inc. and Subsidiaries

Index to Audited Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of June 30, 2021 and 2020	70
Consolidated Statements of Operations for the Year Ended June 30, 2021, the Year Ended June 30, 2020, the Periods from November 2, 2018 to June 30, 2019 and July 1, 2018 to November 1, 2018	71
Consolidated Statements of Comprehensive Loss for the Year Ended June 30, 2021, the Year Ended June 30, 2020, the Periods from November 2, 2018 to June 30, 2019 and July 1, 2018 to November 1, 2018	72
Consolidated Statements of Stockholder’s Equity for the Year Ended June 30, 2021, the Year Ended June 30, 2020, the Periods from November 2, 2018 to June 30, 2019 and July 1, 2018 to November 1, 2018	73
Consolidated Statements of Cash Flows for the the Year Ended June 30, 2021, the Year Ended June 30, 2020, the Periods from November 2, 2018 to June 30, 2019 and July 1, 2018 to November 1, 2018	74
Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paycor HCM, Inc. and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for each of the two years in the period ended June 30, 2021, the period from November 2, 2018 through June 30, 2019 (Successor period), and the period from July 1, 2018 through November 1, 2018 (Predecessor period) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, the period from November 2, 2018 through June 30, 2019 (Successor period), and the period from July 1, 2018 through November 1, 2018 (Predecessor period) in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Cincinnati, Ohio
September 2, 2021

Paycor HCM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$2,634	$828
Restricted cash and short-term investments	—	12,017
Accounts receivable, net	16,472	10,019
Deferred contract costs	24,503	14,015
Prepaid expenses	6,586	4,928
Other current assets	1,516	3,819
Current assets before funds held for clients	51,711	45,626
Funds held for clients	670,315	614,115
Total current assets	722,026	659,741
Property and equipment, net	41,080	44,011
Goodwill	750,802	733,801
Intangible assets, net	355,323	462,527
Capitalized software, net	31,310	23,106
Long-term deferred contract costs	90,880	57,907
Other long-term assets	19,532	26,690
Total assets	$2,010,953	$2,007,783
Liabilities, Redeemable Noncontrolling Interest and Stockholder’s Equity
Current liabilities:
Accounts payable	$11,978	$12,029
Accrued expenses and other current liabilities	15,782	10,296
Accrued payroll and payroll related expenses	32,305	16,215
Liability incentive awards	—	11,842
Deferred revenue	11,948	10,223
Revolving line-of-credit	—	5,001
Current portion of long-term debt	—	849
Current liabilities before client fund obligations	72,013	66,455
Client fund obligations	669,960	613,151
Total current liabilities	741,973	679,606
Deferred income taxes	76,138	104,770
Other long-term liabilities	16,680	18,162
Long-term debt, net	49,100	18,585
Total liabilities	883,891	821,123
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	248,423	233,335
Stockholder’s equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 141,097,740 shares outstanding at June 30, 2021 and 151,718,000 outstanding at June 30, 2020, respectively	141	152
Treasury stock, at cost, 10,620,260 and 0 shares at June 30, 2021 and June 30, 2020, respectively	(245,074)	—
Preferred stock, $0.001 par value, 10,000 shares authorized, 7,715 and 0 shares outstanding at June 30, 2021 and June 30, 2020, respectively	262,772	—
Additional paid in capital	1,133,399	1,129,216
Accumulated deficit	(275,751)	(178,813)
Accumulated other comprehensive income	3,152	2,770
Total stockholder’s equity	878,639	953,325
Total liabilities, redeemable noncontrolling interest and stockholder’s equity	$2,010,953	$2,007,783

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	November 2, 2018-June 30, 2019	July 1, 2018- November 1, 2018
Revenues:
Recurring and other revenue	$350,956	$317,620	$191,881	$86,262
Interest income on funds held for clients	1,821	10,289	9,977	3,343
Total revenues	352,777	327,909	201,858	89,605
Cost of revenues	154,487	139,683	77,566	31,939
Gross profit	198,290	188,226	124,292	57,666
Operating expenses:
Sales and marketing	106,123	99,998	56,660	30,479
General and administrative	145,480	137,071	127,862	31,069
Research and development	36,020	45,866	28,428	12,695
Total operating expenses	287,623	282,935	212,950	74,243
Loss from operations	(89,333)	(94,709)	(88,658)	(16,577)
Other (expense) income:
Interest expense	(2,541)	(1,780)	(1,119)	(1,036)
Other	(1,420)	9,004	423	175
Loss before benefit for income taxes	(93,294)	(87,485)	(89,354)	(17,438)
Income tax benefit	(20,812)	(20,182)	(16,531)	(2,517)
Net loss	(72,482)	(67,303)	(72,823)	(14,921)
Less: Net loss attributable to noncontrolling interests	—	—	(5)	—
Less: Accretion of redeemable noncontrolling interests	24,438	22,890	15,700	—
Net loss attributable to Paycor HCM, Inc.	$(96,920)	$(90,193)	$(88,518)	$(14,921)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.66)	$(0.59)	$(0.58)
Weighted-average common shares outstanding:
Basic and diluted	146,364,225	151,718,000	151,718,000
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	Period from November 2, 2018-June 30, 2019	Period from July 1, 2018- November 1, 2018
Net loss	$(72,482)	$(67,303)	$(72,823)	$(14,921)
Other comprehensive income (loss), net of tax:
Unrealized gain on foreign currency translation	425	—	—	—
Unrealized (losses) gains on available-for-sale securities, net of tax	(43)	104	2,666	(186)
Other comprehensive income (loss), net of tax	382	104	2,666	(186)
Comprehensive loss	(72,100)	(67,199)	(70,157)	(15,107)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(5)	—
Less: Comprehensive income attributable to redeemable noncontrolling interests	24,438	22,890	15,700	—
Comprehensive loss attributable to Paycor HCM, Inc.	$(96,538)	$(90,089)	$(85,852)	$(15,107)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s Equity
(in thousands, except share amounts)

	Preferred Stock, par value of $0.001 per share		Common Stock, par value of $0.001 per share
	Shares	Amount	Shares	Common Stock Amount	Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity before Noncontrolling Interest	Noncontrolling Interest	Total Stockholder’s Equity
Predecessor:
Balance, June 30, 2018	—	$160,605	25,622,613	$222	$(7)	$11,741	$(50,128)	$(2,369)	$120,064	$(27)	$120,037
Net loss	—	—	—	—	—	—	(14,921)	—	(14,921)	—	(14,921)
Other comprehensive income	—	—	—	—	—	—	—	(186)	(186)	—	(186)
Stock-based compensation expense	—	—	—	—	—	6,548	—	—	6,548	—	6,548
Other	—	—	—	—	—	—	121	—	121	—	121
Balance, November 1, 2018	—	$160,605	25,622,613	$222	$(7)	$18,289	$(64,928)	$(2,555)	$111,626	$(27)	$111,599

Successor:
Balance, November 2, 2018	—	$—	151,718,000	$152	$—	$1,120,526	$—	$—	$1,120,678	$(27)	$1,120,651
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(88,518)	—	(88,518)	(5)	(88,523)
Issuance of stock for Nimble Acquisition, net	—	—	—	—	—	3,784	—	—	3,784	—	3,784
Other comprehensive income	—	—	—	—	—	—	—	2,666	2,666	—	2,666
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8)	(8)
Balance, July 1, 2019	—	—	151,718,000	152	—	1,124,310	(88,518)	2,666	1,038,610	(40)	1,038,570
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(90,193)	—	(90,193)	—	(90,193)
Other comprehensive income	—	—	—	—	—	—	—	104	104	—	104
Stock-based compensation expense	—	—	—	—	—	4,906	—	—	4,906	—	4,906
Other	—	—	—	—	—	—	(102)	—	(102)	40	(62)
Balance, June 30, 2020	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325	$—	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(96,920)	—	(96,920)	—	(96,920)
Other comprehensive income	—	—	—	—	—	—	—	382	382	—	382
Stock-based compensation expense	—	—	—	—	—	4,172	—	—	4,172	—	4,172
Issuance of preferred stock, net	7,715	262,772	—	—		—	—	—	262,772	—	262,772
Repurchase of common stock	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)	—	(245,074)
Other	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance June 30, 2021	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639	$—	$878,639
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Successor			Predecessor
	Year Ended June 30, 2021	Year Ended June 30, 2020	November 2, 2018- June 30, 2019	July 1, 2018- November 1, 2018
Cash flows from operating activities:
Net loss	$(72,482)	$(67,303)	$(72,823)	$(14,921)
Adjustments to reconcile net loss to net cash provided / (used) by operating activities:
Depreciation	6,947	5,462	3,347	1,827
Amortization of intangible assets and software	139,354	127,755	80,523	5,048
Amortization of deferred contract costs	19,501	10,206	1,963	8,673
Stock-based compensation expense	4,172	4,906	—	6,548
Amortization of debt acquisition costs	637	620	854	604
Deferred tax benefit	(21,022)	(20,181)	(16,557)	(2,544)
Bad debt expense	1,791	1,812	525	71
Gain on sale of investments	(127)	(2,513)	—	—
Gain on foreign currency exchange	(755)	—	—	—
Loss (gain) on extinguishment of debt	1,806	(6,240)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,731)	(2,584)	(2,227)	(81)
Prepaid expenses and other current assets	962	1,238	(1,180)	(1,027)
Other long-term assets	(1,726)	(240)	(46)	(767)
Accounts payable	(244)	(1,407)	4,015	(916)
Accrued liabilities	5,430	(13,973)	9,785	10,167
Deferred revenue	(1,350)	5,500	10,158	820
Other long-term liabilities	(1,428)	8,808	2,392	—
Deferred contract costs	(62,962)	(51,778)	(32,313)	(14,505)
Net cash provided / (used) by operating activities	10,773	88	(11,584)	(1,003)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(237,054)	(571,385)	(341,396)	(12,120)
Proceeds from sale and maturities of client funds available-for-sale securities	235,768	722,588	494,775	109,492
Purchase of property and equipment	(3,335)	(7,833)	(1,378)	(571)
Acquisition of intangible assets	(9,252)	(2,995)	—	—
Acquisition of Paycor, Inc.	—	—	(901,407)	—
Acquisition of Nimble Software Systems, Inc., net of cash acquired	—	—	(10,550)	—
Acquisition of Paltech Solutions, Inc., net of cash acquired	(16,740)	—	—	—
Internally developed software costs	(21,968)	(18,846)	(12,083)	(6,701)
Net cash (used) / provided by investing activities	(52,581)	121,529	(772,039)	90,100
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	25,983	(29,803)	190,206	(291,320)
Capital contribution (to)/ from Apax Transaction	—	(63)	770,659	—
Payment of contingent consideration	(3,000)	—	—	—
Proceeds from promissory note with related party	64,989	—	—	—
Repayment of promissory note with related party	(64,989)	—	—	—
Proceeds from line-of-credit	107,020	114,127	204	39,000
Repayments of line-of-credit	(62,921)	(109,126)	(204)	(31,000)
Proceeds from debt	25,000	20,000	—	—
Repayments of debt	(44,517)	(15,886)	(376)	(186)
Proceeds from issuance of preferred stock, net	262,772	—	—	—
Purchase of treasury stock at cost	(245,074)	—	—	—
Proceeds from issuance of noncontrolling interest	—	—	194,745	—
Dividends paid to noncontrolling interests	(9,350)	—	—	—
Other financing activities	(597)	(129)	(2,900)	—
Net cash provided / (used) by financing activities	55,316	(20,880)	1,152,334	(283,506)
Impact of foreign exchange on cash and cash equivalents	44	—	—	—
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	13,552	100,737	368,711	(194,409)
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of year	546,448	445,711	77,000	271,409
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of year	$560,000	$546,448	$445,711	$77,000
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$129	$1,032	$2,025	$192
Cash paid during the year for interest	$1,347	$823	$728	$331
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$2,634	$828	$9,989	$6,157
Restricted cash and short-term investments	—	12,017	20,592	—
Funds held for clients	557,366	533,603	415,130	70,843
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$560,000	$546,448	$445,711	$77,000
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM”) and its subsidiaries is a cloud-based provider of human capital management (“HCM”) software solutions for small and medium-sized employers located primarily in the United States (“U.S.”). Solutions provided include payroll, workforce management and human resources (“HR”) related services such as talent management, reporting and analytics and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
Paycor HCM is a holding company with no operating assets or operations and was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018, the acquisition date. Paycor HCM is owned and controlled by Pride Aggregator, L.P. which is controlled by a syndication led by Apax Partners L.P. (“Apax”), a private equity firm, with a noncontrolling interest of a subsidiary company held by accredited individuals (as defined by SEC rules and regulations). As a result of the Apax Acquisition, Paycor is an indirect controlled subsidiary of Paycor HCM.
As a result of the Apax Acquisition, Paycor HCM was determined to be the accounting acquirer and Paycor’s historical assets and liabilities are reflected at fair value as of November 2, 2018. The financial information for the period after November 2, 2018, represents the consolidated financial information of the “Successor” company. Prior to November 2, 2018, the consolidated financial statements include the accounts of the “Predecessor” company. References to the “Successor 2019 Period” refer to the period from November 2, 2018 through June 30, 2019. References to the “Predecessor 2019 Period” refer to the period from July 1, 2018 through November 1, 2018. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor’s consolidated financial statements and the Successor’s consolidated financial statements are not comparable.
Unless the context otherwise indicates, the term “Company” and other similar terms mean (a) prior to the Apax Acquisition, Paycor and its subsidiaries and (b) after the Apax Acquisition, Paycor HCM and its subsidiaries, including Paycor.
In connection with the Company’s July 2021 initial public offering (“IPO”), discussed in Note 20 - Subsequent Events, the Company executed a 1,517.18 for 1 share stock split (“IPO Stock Split”) relating to its common stock. In connection with the IPO Stock Split, the Company increased its common stock authorization from 200,000 to 500,000,000 shares. As a result of the IPO Stock Split, the Company had 141,097,740 common shares outstanding, with a par value of $0.001 per share. All share and per share amounts have been retroactively adjusted in the Successor periods to reflect the IPO Stock Split.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements are presented on a consolidated basis for all periods presented. All intercompany transactions and balances have been eliminated in consolidation.
 Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
The Company utilizes estimates and assumptions in determining the fair value of its common stock, which is a significant input in determining the fair value of stock-based compensation. Prior to the July 2021 IPO, the Board of Directors determined the estimated fair value of the Company’s common stock contemporaneous with grants of stock-based compensation based on a number of objective and subjective factors, including external market conditions, the enterprise value of the business at the time of acquisition by Apax, and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company. Fair value was estimated using the guideline public company method. Valuation methodologies include estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.
The Company’s results can also be affected by economic, political, legislative, regulatory and legal actions, including but not limited to health epidemics and pandemics and the resulting economic impact, including the impact from the COVID-19 pandemic. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.
Concentrations of risk
The Company regularly maintains deposits in banks which may, at times, exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company mitigates exposure to credit risk by placing cash and cash equivalents with highly rated financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents. No individual client represents more than 1% of total revenues. The majority of all revenues are generated by clients in the United States.
Cash and cash equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original issue maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value given the short-term maturity of those instruments.
Restricted cash and short-term investments
The Company designated a portion of cash received from the Apax Acquisition as restricted within the consolidated balance sheets since the cash and short-term investments are being held for the settlement of the cash-based compensation awards by the employees upon vesting. The short-term investments consist of U.S. Treasury Notes, direct obligations of U.S. government agencies and high-grade corporate bonds. As of June 30, 2021, all restricted cash received in the Apax Acquisition has been liquidated through the settlement of cash-based liability compensation awards.
Funds held for clients
The Company obtains funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients consist of cash and cash equivalents and debt-security investments. Debt-security investments are classified as available-for-sale and are recorded at fair value, and consist of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments. At June 30, 2021 and 2020, all the Company’s corporate bond investments are rated investment grade or better. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client obligations to remit funds relating to payroll and payroll tax filing services. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income (loss) in the consolidated statements of comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis.
Client fund obligations
Client fund obligations represent the Company’s contractual obligations to remit funds to satisfy clients’ payroll and tax payment obligations and are recorded in the accompanying consolidated balance sheets at the time the Company obtains the funds from clients. The client fund obligations represent the liabilities that will be remitted to the appropriate client employees, taxing authorities and other parties within one year of the balance sheet date.
Accounts receivable, net
Accounts receivable balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $2,402 and $1,217 as of June 30, 2021 and 2020, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a customer’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Property and equipment, net
Property and equipment are recorded at cost. Depreciation on the property and equipment is computed using the straight-line method over the following estimated useful lives:

Computers, equipment and software	3 to 5 years
Office equipment	5 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Over lease term
Land improvements	15 years
Building	30 years
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques. No impairment was recorded for any periods presented.
Goodwill and intangible assets, net
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company performs an annual impairment review of goodwill in its fiscal fourth quarter and additional impairment reviews when events and circumstances indicate it is more likely than not that an impairment may have occurred. The Company assesses goodwill for impairment at the consolidated level, which represents its single reporting unit.
In evaluating goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of its single reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, and overall financial performance, among others.
Under a quantitative assessment, fair value of the Company’s single reporting unit is estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (“DCF”) analysis. A number of judgments are involved in the application of the DCF model, including projections of business performance, weighted average cost of capital, and terminal values. The market approach is performed using the Guideline Public Companies method which is based on earnings multiple data derived from publicly traded peer group companies.
The Company elected to perform a qualitative assessment during fiscal 2021 and a quantitative assessment during fiscal 2020, and determined for both periods that the fair value of the Company significantly exceeded its carrying amount.
Other intangible assets principally consist of acquired software, customer relationships and trade names and are carried at cost, less accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company tests intangible assets for potential impairment in a manner consistent with other long-lived assets when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairment was recorded for any periods presented.

Capitalized software, net
The Company has developed payroll and human resources software to provide its clients with the Company’s services. Capitalized costs include external direct costs of materials and services associated with developing or obtaining internal-use computer software and certain payroll and payroll-related costs for employees who are directly associated with internal-use computer software projects. Expenditures for software purchases and software developed or obtained for internal-use are capitalized and amortized on a straight-line basis over the estimated product life, which is generally three years. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Revenue recognition
Revenues are recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration the Company is entitled to for those goods or services. The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. The majority of its agreements are generally cancellable by the client on 30 days’ notice.
Recurring fees are derived from payroll, workforce management, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as the services are provided during each client’s payroll period, and the timing of revenue recognition for these fees is consistent with the timing of invoicing as they occur simultaneously upon the client payroll processing period or by month. The performance obligations related to payroll services are delivered based upon the payroll frequency of the client with the fee charged and collected based on a per-employee-per-month or per-employee-per-payroll basis. The performance obligations related to workforce management and HR-related services are generally satisfied each month with the fee charged and collected based on a per-employee-per-month basis. For subscription-based fees, which can include payroll, workforce management, and HR-related services, the Company recognizes the applicable recurring fees each month with the fee charged and collected based on a per-employee-per-month basis.
Non-recurring service fees consist mainly of nonrefundable implementation fees. The implementation activities involve setting the client up and loading data into the Company’s cloud-based modules. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract beyond the normal 30-day contractual period without payment of an additional upfront implementation fee. Implementation fees are deferred and recognized as revenue over the period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service.
Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.
Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services and invested until remittance to the applicable tax or regulatory agencies or client employees. The interest earned on these funds is included in total revenue within the consolidated statements of operations because the collecting, holding, and remitting of these funds are components of providing these services.
Cost of revenues
Cost of revenues includes costs relating to the provision of ongoing customer support and implementation activities, payroll tax filing, distribution of printed checks and other materials providing the Company’s payroll and other HCM solutions. These costs primarily consist of expenses relating to associates who service customers, including employee-related costs, as well as third-party processing fees, delivery costs, hosting costs, and bank fees associated with client fund transfers.
The Company capitalizes costs to fulfill a contract related to its products if they are identifiable, generate or enhance resources used to satisfy future performance obligations and are expected to be recovered. The Company utilizes the portfolio approach based on the period in which the costs are incurred to account for the cost of fulfilling a contract. Capitalized costs to fulfill a contract are amortized over the expected period of benefit, which is generally six years based on the Company’s average client life, derived from analyzing client attrition rates using historical data as well as other qualitative factors, including rate of technological changes. The expected period of benefit has been determined to be the average client life primarily because the Company does not incur any additional costs to fulfill contracts upon renewal. The Company recognizes fulfillment costs when an existing client purchases additional services. The additional costs only relate to the additional services purchased and do not relate to the renewal of previous services. The Company continues to expense certain costs to fulfill a contract if those costs do not meet the capitalization criteria.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related expenses for the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $17,964, $14,874, $10,964 and $3,777 for the year ended June 30, 2021, the year ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period, respectively.
The Company defers certain commission costs that meet the capitalization criteria. The Company utilizes the portfolio approach based on the period in which the commissions are incurred to account for the cost of obtaining a contract. Capitalized costs to obtain a contract are amortized over the expected period of benefit, which is generally six years based on the Company’s average client life, derived from analyzing client attrition rates using historical data as well as other qualitative factors, including rate of technological changes. The expected period of benefit approximates the average client life primarily because the Company does not incur any additional costs to obtain contracts upon renewal.
General and administrative
General and administrative expenses consist primarily of employee-related costs, including employee-related costs for the Company’s administrative, finance, accounting, legal and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.
Research and development
Research and development expenses consist primarily of employee-related expenses for the Company’s software development and product management staff. Additional expenses include costs related to the development, maintenance, quality assurance and testing of new technologies, and ongoing refinement of the Company’s existing solutions. Research and development expenses, other than internal-use software costs qualifying for capitalization, including costs associated with preliminary project stage activities, training, maintenance, and all other post-implementation stage activities are expensed as incurred.
The Company capitalizes a portion of its development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of the Company’s capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the year ended June 30, 2021, the year ended June 30, 2020, Successor 2019 Period and Predecessor 2019 Period:

		Successor		Predecessor
	Year Ended June 30, 2021	Year Ended June 30, 2020	Period from November 2, 2018- June 30, 2019	Period from July 1, 2018- November 1, 2018
Capitalized software	$21,228	$18,846	$12,083	$6,701
Research and development expenses	$36,020	$45,866	$28,428	$12,695
Interest expense
Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings.
Other (expense) income
Other (expense) income generally consists of other income and expense items outside of the Company’s normal operations, such as realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to the Company’s financing arrangements.

Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates grant date fair value using the Monte Carlo simulation model that uses assumptions including expected volatility, expected term and the expected risk-free rate of return. The Company has determined that the Monte Carlo simulation model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of its award grants.
 Loss per share
Basic loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average number of common shares outstanding during the period and the impact of securities that would have a dilutive effect, if any. See Note 15—Net Loss Per Share for further discussion.
Income taxes
The Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
When uncertain tax positions exist, the Company recognizes the benefit of tax positions to the extent that the benefit will be more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. Interest associated with uncertain tax positions are recognized as a component of income tax expense.
The Company has concluded all U.S. federal income tax matters through fiscal year 2020. The Internal Revenue Service (“IRS”) has closed the federal income tax audits through the stub period ended November 2, 2018. With few exceptions, state and local income taxes are no longer subject to examination by taxing authorities through the fiscal year 2017.
Deferred IPO issuance costs
Deferred issuance costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO of the Company’s common stock, are capitalized. The deferred issuance costs will be offset against IPO proceeds upon the consummation of the offering, which closed on July 23, 2021. The Company capitalized and deferred approximately $2,423 in IPO issuance costs as of June 30, 2021, which are included within Other long-term assets within the consolidated balance sheets.
Segments
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business as a single operating segment at the consolidated level.

Pending accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). This update amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company is in the preliminary stages of gathering data and assessing the impact of the new lease standard. The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheet and may require changes to the processes used to account for leases. The Company is evaluating the transition methods and will adopt this new standard in the fiscal year beginning July 1, 2022 based on its status as an emerging growth company.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its consolidated financial statements and will adopt this new standard in the fiscal year beginning July 1, 2023 based on its status as an emerging growth company.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	Period from November 2, 2018-June 30, 2019	Period from July 1, 2018- November 1, 2018
Recurring fees	$337,012	$309,948	$190,436	$83,043
Implementation services and other	13,944	7,672	1,445	3,219
Total revenues from contracts	$350,956	$317,620	$191,881	$86,262
Deferred revenue
The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation.
The nonrefundable upfront fees related to implementation services are typically included on the client’s first invoice. Implementation fees are deferred and recognized as revenue over an estimated 24-month period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service.
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Fiscal Year Ended June 30,
	2021	2020
Balance, beginning of period	$15,916	$10,158
Deferred revenue acquired	1,374	—
Deferral of revenue	17,781	10,042
Revenue recognized	(19,033)	(4,284)
Impact of foreign exchange	9	—
Balance, end of period	$16,047	$15,916
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the consolidated balance sheets. The Company will recognize deferred revenue of $11,948 in 2022, $3,437 in 2023, and $662 thereafter.

 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Fiscal Year Ended June 30, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$32,233	$29,568	$(8,875)	$52,926
Costs to fulfill a contract	39,689	33,394	(10,626)	62,457
Total	$71,922	$62,962	$(19,501)	$115,383

	As of and for the Fiscal Year Ended June 30, 2020
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$13,357	$23,425	$(4,549)	$32,233
Costs to fulfill a contract	16,993	28,353	(5,657)	39,689
Total	$30,350	$51,778	$(10,206)	$71,922
Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the consolidated balance sheets. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expense in the consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented.
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Paltech Solutions, Inc.
On September 24, 2020, the Company entered into a share purchase agreement with Paltech Solutions, Inc. (doing business as “7Geese”), a performance management SaaS application, to acquire 100% of the equity interests (the “7Geese Acquisition”). The acquisition enables the Company to expand its current service offerings. The cash consideration was funded using proceeds from the issuance of the September 2020 Term Loan discussed in Note 9 – Debt Agreements and Letters of Credit.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, $1,661 of which is deductible for tax purposes. Goodwill consists primarily of the acquired workforce and growth opportunities, neither of which qualify as an intangible asset. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the 7Geese Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of Company products. The preliminary purchase price is as follows:

7Geese Acquisition
Cash consideration	$16,847
Contingent consideration	3,000
Deferred consideration	2,900
Fair value of total consideration	22,747
Cash acquired	(107)
Net purchase price	$22,640
Assets acquired:
Accounts receivable	$477
Other current assets	295
Property and equipment	64
Technology intangible assets	9,040
Other intangible assets	100
Other non-current assets	9
Total identifiable assets acquired	9,985
Liabilities assumed:
Accounts payable	(34)
Accrued expenses	(1,730)
Deferred revenue	(1,374)
Total identifiable liabilities assumed	(3,138)
Goodwill	15,793
Fair value of total consideration transferred	$22,640
The technology intangible assets have a weighted average useful life of 3 years.
The contingent consideration related to the 7Geese Acquisition is up to a maximum of $3,000 in payments relating to the achievement of operational milestones within a three-year period. The contingent consideration was initially measured at fair value at the acquisition date and recorded as a liability. The liability at fair value was based on the estimated future payments. The Company made payments of $1,000 in March 2021 and $2,000 in May 2021 to fully satisfy the contingent payment obligation.
The deferred consideration related to the 7Geese Acquisition consists of a one-time payment due in October 2021.
The Company incurred transaction costs of approximately $500 related to the 7Geese Acquisition during the year ended June 30, 2021. These costs were expensed as incurred in general and administrative expenses on the accompanying consolidated statements of operations.
Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial payment of approximately $9,300, which includes approximately $50 of transaction costs. As part of this asset purchase, the Company is required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period.

The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of June 30, 2021, the weighted average amortization period for these intangible assets was approximately 2.6 years. The contingent payments will be recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
U.S. Treasury and direct obligations of U.S. government agencies	28,757	92	(11)	28,838
Corporate bonds	50,188	1,900	(189)	51,899
Commercial paper	21,831	11	(6)	21,836
Other securities	9,821	629	(74)	10,376
	$667,963	$2,632	$(280)	$670,315

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$533,603	$—	$—	$533,603
U.S. Treasury and direct obligations of U.S. government agencies	23,081	137	—	23,218
Corporate bonds	49,274	2,259	(10)	51,523
Other securities	5,387	391	(7)	5,771
	$611,345	$2,787	$(17)	$614,115
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the fiscal years ended June 30, 2021 and 2020, Successor 2019 Period, and Predecessor 2019 Period were approximately $235,768, $722,588, $494,775, and $109,492 respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes these unrealized losses result from changes in interest rates rather than credit risk, and therefore does not believe these unrealized losses are other than temporarily impaired.

Expected maturities as of June 30, 2021 for client fund assets are as follows:

Due within one year	$614,574
Due after one year to two years	27,551
Due after two years to three years	18,646
Due after three years	9,544
Total	$670,315

6. PROPERTY AND EQUIPMENT, NET:
Property and equipment at cost and accumulated depreciation were as follows:

	June 30, 2021	June 30, 2020
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	13,427	9,271
Furniture and fixtures	4,596	4,777
Office equipment	2,337	1,142
Leasehold improvements	8,227	3,541
Construction in progress	—	6,030
	56,022	52,196
Accumulated depreciation and amortization	(14,942)	(8,185)
Property and equipment, net	$41,080	$44,011
Depreciation and amortization of property and equipment was approximately $6,947, $5,462, $3,347, and $1,827 for the fiscal years ended June 30, 2021 and 2020, Successor 2019 Period, and Predecessor 2019 period, respectively.
7. CAPITALIZED SOFTWARE, NET:
Components of capitalized software was as follows:

	June 30, 2021	June 30, 2020
Capitalized software	$52,945	$30,977
Accumulated amortization	(21,635)	(7,871)
Capitalized software, net	$31,310	$23,106
Amortization expense for capitalized software was approximately $13,764, $6,893, $978 and $4,540 for the fiscal years ended June 30, 2021 and 2020, Successor 2019 Period, and Predecessor 2019 Period, respectively.
The following is a schedule of future amortization expense as of June 30, 2021:

2022	$16,674
2023	10,754
2024	3,882
2025	—
2026	—
$31,310

8. GOODWILL AND INTANGIBLE ASSETS:
Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired.
The following details the changes in goodwill during the fiscal year ended June 30, 2021 and 2020:

Balance at July 1, 2019	$733,733
Nimble Acquisition adjustment	68
Balance at June 30, 2020	$733,801
7Geese Acquisition	15,793
Impact of foreign exchange	1,208
Balance at June 30, 2021	$750,802
Components of intangible assets were as follows:

	June 30, 2021	June 30, 2020
Cost:
Technology	$140,665	$131,625
Customer relationships	434,983	425,659
Trade name	105,672	105,650
Total cost	$681,320	$662,934
Accumulated amortization:
Technology	$(116,669)	$(70,533)
Customer relationships	(190,538)	(118,135)
Trade name	(18,790)	(11,739)
Total accumulated amortization	$(325,997)	$(200,407)
Intangible assets, net	$355,323	$462,527
Amortization expense for intangible assets was approximately $125,590, $120,862, $79,545 and $508 for the fiscal years ended June 30, 2021 and 2020, Successor 2019 Period and Predecessor 2019 Period, respectively.
The following is a schedule of future amortization expense as of June 30, 2021:

2022	$100,488
2023	85,111
2024	80,391
2025	30,639
2026	7,043
Thereafter	51,651
$355,323

9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
The Company’s long-term debt consists of the following:

	Interest rate as of June 30, 2021	June 30, 2021	June 30, 2020	Maturity Date
2021 Credit Facility	2.23%	$49,100	$—	June 2026
Refinanced Loan		—	19,517	November 2022
Term Loan		—	—	November 2023
Less: Unamortized debt issuance costs		—	(83)
Total long-term debt (including current portion)		49,100	19,434
Less: Current portion		—	(849)
Total long-term debt, net		$49,100	$18,585
New Credit Agreement
On June 11, 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders party thereto, providing a $100,000 senior secured revolving credit facility (the “2021 Credit Facility” and the loans thereunder, the “2021 Loans”). The 2021 Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances following an initial public offering, to increase the size of the 2021 Credit Facility up to $300,000.
In connection with the 2021 Credit Agreement, the Company used the proceeds therefrom to repay in full all amounts outstanding under the Refinanced Loan (as defined below), the Term Loan (as defined below) and for working capital and other general corporate purposes.
The 2021 Loans have variable interest rates. The interest rate on the 2021 Loans equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted LIBOR with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to an initial public offering, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of LIBOR borrowings, 1.95% per annum or (B) following an initial public offering, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of LIBOR borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.
The 2021 Credit Facility requires the Company to pay a quarterly unused fee of (i) prior to an initial public offering, 0.25% and (ii) following an initial public offering, between 0.10% per annum and 0.175% per annum based on our total leverage ratio.
The 2021 Credit Facility commitments will mature on June 11, 2026.
Borrowings under the 2021 Credit Agreement are guaranteed by our subsidiary, Pride Guarantor Inc. and certain of our other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor Inc.
The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2021, the Company was in compliance with all covenants.
As a result of the Company entering into the 2021 Credit Facility, the Company expensed approximately $2,195 primarily consisting of write-offs of previously deferred unamortized deferred financing fees and certain third party costs. Amounts expensed are recorded as other (expense) income -other on the consolidated statement of operations for the year ended June 30, 2021.
Additionally, the Company capitalized approximately $342 of deferred financing fees for the year ended June 30, 2021 in connection with entering into the 2021 Credit Facility, which are included in other long-term assets within the consolidated balance sheets.

Refinanced Loan
On November 15, 2019, the Company closed on a refinancing of the debt related to its headquarters (“Refinanced Loan”). The Refinanced Loan amount was for $20,000 and required monthly principal and interest payments over a three-year period beginning in December 2019, with a final balloon payment due in November 2022. As part of the refinancing transaction, the previously outstanding Qualified Low-Income Community Investment Loans (“QLICI”) Note B loans obtained under New Market Tax Credit financing were forgiven and $6,240 was recognized as a gain on the extinguishment of debt within the fiscal year ended June 30, 2020. The gain is included in other (expense) income -other on the consolidated statement of operations.
The Refinanced Loan bore interest payable monthly at a rate of LIBOR plus 1.75% through maturity, and was secured by a mortgage on the land, building, building improvements and all related property, real and personal. The Refinanced Loan was subject to certain affirmative financial covenants relating to the debt service coverage ratio, liquidity amounts and other items. As of June 30, 2020, the Company was in compliance with all covenants related to the Refinanced Loan.
The Refinanced Loan was paid in full in June 2021 in connection with the closing of the 2021 Credit Facility.
Credit Agreement and Term Loan
In November 2018, the Company entered into a credit agreement with Wells Fargo National Association (the “Credit Agreement”) providing a five-year senior secured $50,000 revolving credit facility (the “Revolver”). Outstanding borrowings on the revolving line-of-credit were $5,001 as of June 30, 2020, respectively.
The Company executed an amendment of its Credit Agreement on September 2, 2020 whereby the Company entered into an additional term loan of $25,000 (the “Term Loan”). The Company incurred $397 of costs related to the Term Loan such as closing costs, legal fees and origination fees. These costs were deferred and recorded as a direct deduction from the carrying amount of the debt liability. The costs were amortized into interest expense over the term of the related debt using the effective interest method. The Term Loan required quarterly principal repayments of approximately $63 beginning December 31, 2020. The Company was required to pay any remaining unpaid principal balance and all accrued and unpaid interest on the maturity date of November 2, 2023. The Term Loan bore interest, at the Company’s option, at a rate equal to: (i) LIBOR (subject to 1.0% floor) plus 4.25% margin prior to the third anniversary or 4.0% after the third anniversary or (ii) the greatest of (a) the Federal Funds Rate plus 0.5%, (b) LIBOR rate plus 1.0%, or (c) the Lender’s prime rate, plus 3.25% margin prior to the third anniversary or 3.0% after the third anniversary. As a result of the amendment, the interest rate on the Revolver was adjusted to bear interest at the same rate as the Term Loan. The proceeds from the Term Loan were used for general corporate purposes including permitted acquisitions and investments.
The Company was in compliance with all applicable covenants in the Credit Agreement at June 30, 2020.
The Credit Agreement was paid in full in June 2021 in connection with the closing of the 2021 Credit Facility.
Promissory Note with Related Party
In December 2020, in connection with the share repurchase discussed further in Note 13 – Capital Stock, the Company entered into a promissory note for $64,989 with Pride Aggregator L.P. (the “Intercompany Promissory Note”). The Intercompany Promissory Note was payable on demand and accrued interest at a rate of 0.15% per annum. The Company repaid the Intercompany Promissory Note in full in January 2021, concurrent with the closing of the January 2021 issuance of preferred stock.
The Company had no outstanding letters of credit as of June 30, 2021 or June 30, 2020.
10. LEASES:
The Company leases office space (except for its headquarters) and equipment under operating leases expiring on various dates through June 2030, with voluntary renewal options that can extend the term at the Company’s discretion. The following is a schedule of future annual minimum lease payments required under operating leases as of June 30, 2021:

2022	$5,775
2023	5,360
2024	3,970
2025	3,227
2026	3,104
Thereafter	5,601
$27,037
Rent expense for operating leases is accounted for on a straight-line basis. To the extent the rent expense exceeds actual rent payments, the Company records a lease escalation liability. Once the rent payments exceed the straight-line rent expense, the liability is reduced. At June 30, 2021 and 2020, the lease escalation liability was approximately $5,330 and $5,023, respectively. Rent expense for the fiscal years ending June 30, 2021 and 2020, Successor 2019 Period, and Predecessor 2019 Period was approximately $5,411, $5,285, $2,720 and $1,337, respectively.
11. FAIR VALUE MEASUREMENTS:
U.S. GAAP defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach are used to measure fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company can access.
Level 2 inputs are inputs (other than quoted prices included within Level 1) that are observable for the asset or liability, either directly or indirectly.
Level 3 inputs are unobservable inputs for the asset or liability and rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
The fair value of certain assets, such as nonfinancial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets, are recognized or disclosed in connection with impairment evaluations. All non-recurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of June 30, 2021 and 2020, because of the relatively short maturity of these instruments. Additionally, the Company believes the fair value of the amounts outstanding under the Company’s 2021 Credit Facility as of June 30, 2021, and under the Refinanced Loan and Term Loan as of June 30, 2020, approximate carrying value because their variable interest rate terms correspond to the current market terms.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and June 30, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S government agencies	—	28,838	—	28,838
Corporate bonds	—	51,899	—	51,899
Commercial Paper	—	21,836	—	21,836
Other securities	—	10,376	—	10,376
	$557,366	$112,949	$—	$670,315

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$533,603	$—	$—	$533,603
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S government agencies	—	23,218	—	23,218
Corporate bonds	—	51,523	—	51,523
Other securities	—	5,771	—	5,771
	$533,603	$80,512	$—	$614,115
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:
In connection with the Apax Acquisition, a subsidiary of the Company issued 200,000 shares of Series A Redeemable Preferred Stock (“Redeemable Preferred Stock”) to certain institutional investors, including Apax Partners and/or affiliates, a related party, and received proceeds of approximately $194,745, net of $5,255 in issuance costs. Dividends associated with the Redeemable Preferred Stock began accruing daily at the issuance date and were payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. From the issuance date to the second anniversary of the issuance date, the Company had the option to pay the accrued dividends in cash on the applicable dividend payment date or to have such dividends accrue and be added to the then prevailing liquidation preference. Additionally, from the day after the second anniversary of the issuance date through the third anniversary of the issuance date, the Company was required pay at least 50% of the accrued dividends for the applicable dividend payment period in cash. Further, from the day after the third anniversary of the issuance date, the Company was required to pay 100% of the accrued dividends for the applicable dividend payment period in cash. There was a noncompliance penalty if the Company did not meet certain requirements resulting in the prevailing dividend rate automatically increasing by 2.00% per year and increasing by 1.00% each six months thereafter until all of the issued and outstanding shares of Redeemable Preferred Stock was redeemed or the event of noncompliance ceases.
 The dividends accrued based on a prevailing dividend rate, which was 3-month LIBOR plus a margin and adjusts accordingly. At any point in time, 3-month LIBOR could not be less than 1%. The dividend rate was 3-month LIBOR plus 8.875% from the day after the issuance date to the third anniversary of the issuance date. From the day after the third anniversary of the issuance date until there are no shares of Redeemable Preferred Stock outstanding, the dividend rate was 3-month LIBOR plus 8.375%. In the event that from the day after the second anniversary of the issuance date through the third anniversary of the issuance date the Company elected to pay 100% of the accrued dividend for the applicable dividend payment in cash, the prevailing dividend rate would have been 3-month LIBOR plus 8.375%.
The Redeemable Preferred Stock was redeemable by the Company at any point in time, although payment of a premium was required under certain circumstances. Additionally, the Company could, at its option, redeem for cash any or all of the then outstanding Redeemable Preferred Stock, in whole at any time or in part from time to time, on or after May 2, 2020, at (i) a redemption price per share equal to 102.0% for the period of May 2, 2020 – November 1, 2020; 101.0% for the period November 2, 2020—November 1, 2021; and 100.0% for the period November 2, 2021 and thereafter, plus (ii) the amount of all accrued dividends for the then current and all prior dividend payment periods.
The holders of the Redeemable Preferred Stock had the ability to redeem the stock upon the occurrence of certain events such as a change in control, an IPO, on or after the sixth anniversary of the issue date, or a trigger event, etc. often involving a premium. The Company analyzed the embedded call and put options and concluded they are closely associated with the debt host and therefore do not require bifurcation. Outside of the events mentioned, there is not a mandatory redemption date for the Redeemable Preferred Stock and as a result, the Company concluded that the sixth anniversary of the issuance date was the most probable redemption date at June 30, 2021, June 30, 2020 and Successor 2019 Period.
On July 23, 2021, the Company completed its IPO. Upon the closing of the IPO, the Company used a portion of the proceeds to effect the redemption of all of the outstanding shares of the Redeemable Preferred Stock at a redemption price of 101% of the liquidation preference, or approximately $260,000.
Classification
The preferred shares issued and outstanding are accounted for as a redeemable noncontrolling interest in the mezzanine section on the Company’s consolidated balance sheets due to the shares being issued by a subsidiary of the Company and redemption features including a put option with the passage of time.
Measurement
The Company recorded the preferred shares at their issuance date fair value of $194,745, net of issuance costs. The carrying value as of June 30, 2021 and 2020 is determined based upon the most probable redemption event on the six-year anniversary of the closing accreted using the effective interest method to the redemption value. Accretion of redeemable noncontrolling interests for the fiscal years ended June 30, 2021 and 2020, and Successor 2019 Period includes $24,438, $22,890 and $15,700 of adjustments, respectively, relating to the redemption accretion value adjustments from the closing date to the end of each reportable period. The Company elected to pay distributions for the period ending June 30, 2020 and Successor 2020 Period in-kind to preferred shareholders. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increase the liquidation preference on each preferred share.
As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the preferred shares.
If the preferred shares were redeemed on the reporting date of June 30, 2021 and 2020, the required redemption values would be $258,480 and $243,070, respectively.
The following table shows the change in the Company’s redeemable noncontrolling interests from July 1, 2019 to June 30, 2021:

Balance at July 1, 2019	$210,445
Accretion of Redeemable Preferred Stock	22,890
Balance at June 30, 2020	233,335
Accretion of Redeemable Preferred Stock	24,438
Dividends Paid	(9,350)
Balance at June 30, 2021	$248,423
13. CAPITAL STOCK:
Upon the Stock Split, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time-to-time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. As of June 30, 2021 and 2020, there were 141,097,740 and 151,718,000 shares of common stock outstanding, respectively.
The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.
On December 29, 2020, the Company executed an agreement for the authorization of up to 10,000 shares of Series A Preferred Stock, $0.001 par value. On that same date, the Company completed a private placement of 5,143 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $180,005. Each share of Series A Preferred Stock has an initial liquidation preference of $35,000, subject to adjustment in accordance with the Company’s Amended and Restated Certificate of Incorporation. The Series A Preferred Stock, unless converted earlier at the option of the holder of the Series A Preferred Stock, automatically converts into shares of common stock upon (i) the closing of an underwritten public offering of the Company’s common stock, (ii) the direct listing of the Company’s common stock on a nationally-recognized securities exchange, or (iii) a merger involving a special purpose acquisition vehicle, commonly referred to as a special purpose acquisition company transaction (in each instance, subject to certain listing and valuation and dollar threshold requirements). The Series A Preferred Stock was initially convertible into shares of common stock on a 1,517.18 for 1 share basis, considering the IPO Stock Split, subject to adjustment in certain circumstances. The Series A Preferred Stock is not subject to redemption except in the case of certain sale or change of control events. Holders of Series A Preferred Stock were entitled to vote as a single class together with holders of the Company’s common stock on an as-converted basis.
Subsequent to the Company’s Series A Preferred Stock issuance, the Company used the proceeds from the Series A Preferred Stock issuance and the Intercompany Promissory Note of $64,989 with Pride Aggregator L.P. to repurchase 10,620,260 shares of its common stock at a price of $23.07 per share for approximately $245,000.
On January 20, 2021, the Company completed a follow-on private placement of 2,572 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $90,020. The Company incurred approximately $7,253 of expenses associated with both the December 2020 and January 2021 private placements, which were netted against the $270,025 of proceeds received.
On July 23, 2021, the Company completed its IPO. Upon the closing of the IPO, the Series A Preferred Stock was converted into 11,705,039 shares of the Company’s common stock.
In July 2021, the Company amended and restated its certificate of incorporation and authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share.
14. EQUITY COMPENSATION PLANS:
Liability incentive awards
Prior to the Apax Acquisition, the Company had issued stock-based compensation awards to employees and outside directors under a plan that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, incentive stock options and other stock-based awards to attract and retain directors, consultants and employees. As part of the Apax Acquisition, vested awards were settled after the closing date at fair value. Unvested awards were cancelled and replaced with cash-based liability awards. Under the terms of the new awards, 50% of the unvested awards were accelerated to vest as of the Apax Acquisition and were paid after the closing date. The remaining 50% of unvested awards are earned and paid to holders according to the vesting dates of the replacement awards. During the year ended June 30, 2021 and 2020, Successor 2019 Period and Predecessor 2019 Period, $11,605, $8,957, $60,400 and $0 was paid, respectively.
The Company accounted for the cancellation and replacement of the unvested stock-based compensation awards as a modification, as the classification of the awards was changed from equity to a liability. This modification required an assessment of the fair value of the replacement awards based upon the settlement value. The settlement value of the unvested awards was allocated between the Apax Acquisition purchase price and future compensation expense based upon the pre-

acquisition service as a percentage of the greater of the total service period or the original service period of the acquiree’s replaced award. Amounts allocated for future compensation are recognized as compensation costs over the remaining requisite service period and are recorded to general and administrative expense on the consolidated statement of operations.
The Company recognized compensation (benefits) costs related to these liability incentive awards for the year ending June 30, 2021, June 30, 2020 and Successor 2019 Period of $(189), $3,055 and $29,047, respectively. At June 30, 2021 and 2020, the Company maintains a liability for these awards of $0 and $11,842, respectively.
There is no unamortized compensation expense for these awards as of June 30, 2021.
Equity awards
Subsequent to the Apax Acquisition, the Company established three stock-based compensation plans (the “2019 Plans”) which provide for grants of incentive units to persons who are associates, officers or directors of the Company or any of its subsidiaries. The 2019 Plans include Pride Aggregator, L.P. Management Equity Plan (“MEP”) and two cash Long Term Incentive Plans (“LTIPs”).
The Company has granted Long Term Incentive Plan units (“LTIP Units”) under its Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Top Talent Incentive Plan (“LTIP Participants”). The LTIP Units are phantom awards providing for, at the Company’s discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurs and if the LTIP Participant remains employed by the Company on such date. An IPO transaction will result in a determination date, for which each LTIP Participant will be entitled to an LTIP Payment with respect to 20% of the LTIP Participant’s LTIP Units as of the IPO date and 20% on each of four subsequent determination dates six, twelve, 18 months and 24 months following the IPO date. The LTIP Payment is calculated based on the average closing price per IPO Company share for the 10-day trading period ending on the day prior to the applicable payment date. Units of both LTIP plans vest only upon a liquidity event and therefore no compensation expense has been recognized for the years ended June 30, 2021 and 2020, Successor 2020 Period and Predecessor 2020 Period.
Each individual Incentive Unit Grant Agreement specifies the number of awards, vesting terms, floor amount and timing of awards. The maximum number of units that may be issued under the 2019 Plans is 124,545. Each unit granted and not forfeited or terminated, reduces the number of units available for future awards. The units represent membership interests in Pride Aggregator, L.P.
Under the terms of the MEP, one half of the profits interest units vest based on an associate’s service time. The units vest 25% on the first anniversary and thereafter in equal installments on each subsequent quarterly anniversary of the vesting commencement date. Upon a change in control all unvested time-based incentive units fully vest. Upon an IPO all time-vesting incentive units continue to vest based upon their original vesting schedule. MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits the award to participate in distributions only to the extent the units exceed the floor amount. The MEP incentive units are accounted for as equity awards and the compensation expense recognized is based upon the fair market value of the MEP incentive units at the grant date. The Company estimates the fair value of the MEP incentive units using the Monte Carlo simulation method.
The second half of the MEP incentive units vest upon the Company attaining a rate of return (market condition), as defined in the 2019 Plans, triggered by either a distribution, a liquidity event or IPO (implied performance condition). Since a liquidity event or IPO was not deemed probable or did not commence, no compensation expense has been recognized for the years ended June 30, 2021 and 2020, Successor 2019 Period and Predecessor 2019 Period.
Key inputs and assumptions used to estimate the fair value of the incentive units include the exercise price, the option term, the risk-free interest rate over the option’s expected term, and the expected volatility. The Company’s expected stock price volatility assumption was determined based upon the historical volatility of publicly traded companies similar in nature to the Company. The risk-free interest rate is based on the market yield for a U.S. Treasury security over the expected life. The expected life of the MEP incentive units was an estimated time to a liquidity event. Estimates of fair value are not intended to predict actual future events or the value realized by persons who receive option awards. The assumptions used in the Monte

Carlo simulation method are set forth in the following table.

Expected volatility range of stock	60.0%–65.0%
Expected life of option, range in years	0.67–0.75
Risk-free interest range rate	0.09%–0.12%
Expected dividend yield on stock	0%
The MEP unit incentive activity was as follows:

	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value of Time-Based Units
Outstanding at June 30, 2019	31,850	$—	$685
Granted	43,277	675	535
Forfeited	(8,858)	120	668
Outstanding at June 30, 2020	66,269	425	589
Granted	12,275	1,459	295
Forfeited	(3,586)	607	436
Outstanding at June 30, 2021	74,958	$585	$439
All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on fair value measured as of the date of grant. These costs are recognized as an expense in the consolidated statements of operations over the requisite service period and increase additional paid in capital.
At June 30, 2021 and 2020, the number of vested units were 10,142 and 3,065, respectively. The weighted average grant date fair value of units vested during the year ending June 30, 2021 and 2020 was $445 and $685, respectively. The Company recognized stock-based compensation costs for the year ending June 30, 2021 and 2020 of $4,172 and $4,906, respectively. As of June 30, 2021, there was $7,176 of unrecognized compensation expense for the unvested time-based awards that will be recognized over a weighted average period of 1.9 years. As of June 30, 2021, the unrecognized compensation expense related to the performance-based awards was $14,294.
15. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect. The Company has no potentially dilutive securities at June 30, 2021 or 2020 as the Company’s stock-based compensation awards represent membership interest units in Pride Aggregator, L.P. Additionally, as a result of the net loss for the year ended June 30, 2021, the preferred stock convertible to common stock has also been excluded from the denominator in computing dilutive net loss per share.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

		Successor
(in thousands, except per share data)	Year Ended June 30, 2021	Year Ended June 30, 2020	November 2, 2018- June 30, 2019
Net loss attributable to Paycor HCM, Inc.	$(96,920)	$(90,193)	$(88,518)
Weighted-average outstanding shares:
Basic and diluted	146,364,225	151,718,000	151,718,000
Basic and diluted net loss per share	$(0.66)	$(0.59)	$(0.58)

16. PROFIT SHARING PLAN:
The Company has a 401(k)-profit sharing plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum age and service requirements. The Company makes matching contributions to the 401(k) plan on behalf of participating employees up to 50% of the first 6% of eligible wages or 3% of their eligible wages. Effective January 1, 2019, the Company increased the Company match to 65% of the first 6% of eligible wages. For the years ended June 30, 2021 and 2020, Successor 2019 Period and Predecessor 2019 Period, the Company expensed contributions to the plan of approximately $2,505, $3,907, $3,091, and $940, respectively.
17. INCOME TAXES:
Our benefit for income tax includes U.S. federal, state, and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes is as follows:

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	Period from November 2, 2018 - June 30, 2019	Period from July 1, 2018 - November 1, 2018
U.S.	$(94,223)	$(87,485)	$(89,354)	$(17,438)
Foreign	929	—	—	—
Loss before income taxes	$(93,294)	$(87,485)	$(89,354)	$(17,438)

The components of income tax benefit for the following periods are as follows:

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	Period from November 2, 2018 - June 30, 2019	Period from July 1, 2018 - November 1, 2018
Federal:
Current provision	$9	$—	$—	$1
Deferred benefit	(18,570)	(16,950)	(14,660)	(1,591)
Federal tax benefit	(18,561)	(16,950)	(14,660)	(1,590)
State:
Current provision (benefit)	140	(1)	26	26
Deferred benefit	(2,655)	(3,231)	(1,897)	(953)
State tax benefit	(2,515)	(3,232)	(1,871)	(927)
Foreign:
Current provision	61	—	—	—
Deferred provision	203	—	—	—
Foreign tax provision	264	—	—	—
Total tax benefit	$(20,812)	$(20,182)	$(16,531)	$(2,517)

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) became law. The law complements the provisions set forth in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021 (“Appropriations Act”), which became law on March 27, 2020, and December 27, 2020, respectively. The American Rescue Plan, CARES Act, and Appropriations Act, did not have a significant impact on the Company’s income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30 are presented below.

	2021	2020
Deferred tax assets:
Stock-based compensation	$—	$1,355
Accrued expenses	1,849	2,562
Net operating loss carryforwards	43,009	33,895
Deferred rent	1,277	1,199
Deferred revenue	4,204	4,929
Tax credits	3,724	3,714
Other items	932	835
Total deferred tax assets	54,995	48,489
Valuation allowance	(117)	(118)
Net deferred tax assets	54,878	48,371
Deferred tax liabilities:
Software development costs	(7,514)	(5,228)
Deferred contract costs	(27,694)	(17,263)
Property and equipment	(4,883)	(4,002)
Other intangible assets	(78,171)	(106,087)
Other	(302)	(874)
Total deferred liabilities	(118,564)	(133,454)
Net deferred tax liabilities	$(63,686)	$(85,083)
The Company is in a cumulative three-year loss position. The realization of deferred tax assets is dependent upon the generation of future taxable income. After giving appropriate consideration to the sources of taxable income through the scheduled reversal of deferred tax liabilities, the Company concluded that valuation allowance was required for its net deferred tax assets.
The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $181,686 and NOL carryforwards for state income tax purposes of approximately $156,603 at June 30, 2021, and NOL carryforward for foreign income tax purposes of approximately $199. The federal NOLs not subject to expiration total $127,912 at June 30, 2021 with the remainder beginning to expire in 2034. The state NOL carryforwards generally expire from 2021 to 2040, except for one state for which NOLs do not expire. The foreign NOL carryforward is subject to expire in 2041. The Company also has gross federal research and development tax credit carryforwards of approximately $3,724 at June 30, 2021, which begin expiring in 2033. At June 30, 2021 and 2020 there are no material unrecognized tax benefits related to uncertain tax positions.
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the following periods is presented below:

		Successor		Predecessor
	Year ended June 30, 2021	Year ended June 30, 2020	Period from November 2, 2018 - June 30, 2019	Period from July 1, 2018 - November 1, 2018
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Research tax credits	—%	—%	—%	(2.1%)
State income taxes, net of federal tax benefit	2.7%	2.9%	1.8%	10.1%
Stock-based compensation	(0.9%)	(1.3%)	(1.3%)	47.9%
Transaction costs	—%	—%	(2.6%)	0.6%
Other permanent differences	(0.5%)	(0.2%)	(0.6%)	(1.6%)
Valuation allowance	—%	0.7%	0.2%	(61.5%)
Effective income tax rate	22.3%	23.1%	18.5%	14.4%

18. COMMITMENTS AND CONTINGENCIES:
The Company is subject to various claims, litigation, and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. The resolution of these claims, litigation and regulatory compliance matters, individually or in the aggregate, will not have a material adverse impact on the consolidated results of operation, financial condition or cash flows. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Balance Sheets
(in thousands)

	June 30, 2021	June 30, 2020
Assets
Investment in subsidiary	$878,639	$953,325
Total assets	$878,639	$953,325
Liabilities and Stockholder’s Equity
Total liabilities	$—	$—
Total stockholder’s equity	878,639	953,325
Total liabilities and stockholder’s equity	$878,639	$953,325

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

		Successor
	Year ended June 30, 2021	Year ended June 30, 2020	November 2, 2018- June 30, 2019
Equity in net loss of subsidiary	$(96,920)	$(90,193)	$(88,518)
Net loss attributable to Paycor HCM, Inc.	$(96,920)	$(90,193)	$(88,518)
Other comprehensive income, net of tax:
Subsidiaries’ other comprehensive income	382	104	2,666
Total other comprehensive income	382	104	2,666
Comprehensive loss attributable to Paycor HCM, Inc.	$(96,538)	$(90,089)	$(85,852)
 Description of Business
Paycor HCM, which is controlled by Pride Aggregator L.P., is the indirect controlling shareholder of Paycor. Pride Aggregator L.P. is controlled by a syndication led by Apax.
Paycor HCM was incorporated in Delaware in 2018 and became the ultimate parent of Paycor through the Apax Acquisition. Paycor HCM is a holding company and conducts substantially all of its activities through its subsidiaries and has no operations or significant assets or liabilities other than its investment in its subsidiaries, including Paycor. Accordingly, Paycor HCM is dependent upon distributions from Paycor and other subsidiaries to fund its limited, non-significant activities. However, Paycor’s ability to pay dividends or lend to Paycor HCM is limited under the terms of the 2021 Credit Agreement. All obligations under the 2021 Credit Agreement are guaranteed by Pride Guarantor, Inc. and by Paycor. The 2021 Credit Agreement contains covenants limiting Pride Guarantor, Inc.’s and its subsidiaries’, including Paycor, ability to, among other things: incur additional indebtedness or other contingent obligations; create liens; make investments, acquisitions, loans and advances; consolidate, merge, liquidate or dissolve; sell, transfer or otherwise dispose of its assets, including capital stock of its subsidiaries; pay dividends on its equity interests or make other payments in respect of capital stock; engage in transactions with affiliates; make payments in respect of subordinated debt; modify organizational documents in a manner that is materially adverse to the lenders under the applicable 2021 Credit Agreement; enter into certain agreements with negative pledge clauses. These covenants are subject to certain exceptions and qualifications as described in the 2021 Credit Agreement. For a discussion of the 2021 Credit Agreement, see Note 9 – Debt Agreements and Letters of Credit.
Basis of Presentation
These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, Paycor HCM’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because Paycor HCM has no material operating, investing, or financing cash flow activities for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying consolidated financial statements for the Company.
20. SUBSEQUENT EVENTS:
On July 20, 2021, the Company priced the IPO of 18,500,000 shares of its common stock (the “Firm Shares”), $0.001 par value per share at an offering price of $23.00 per share (the “IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of common stock from the Company (the “Option Shares”), which was exercised by the underwriters in whole. The offering closed and both the Firm Shares and the Option Shares were delivered on July 23, 2021. In aggregate, the IPO shares issued generated approximately $458,742, which is net of approximately $30,583 in underwriters’ discount.
Upon the closing of the Company’s IPO, all of the Company’s outstanding shares of Series A Preferred Stock were automatically converted into 11,705,039 shares of the Company’s common stock. As discussed in Note 12 - Redeemable Noncontrolling Interests, upon the closing of the Company’s IPO, the Company used a portion of the proceeds to effect the redemption of all of the outstanding shares of the Redeemable Preferred Stock at a redemption price of 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or approximately $260,000.
In connection with the Company’s IPO, the LTIP units, as discussed in Note 14 - Equity Compensation Plans, converted to 1,761,578 restricted stock units (“RSUs”) and the Company will recognize compensation expense equal to the aggregate dollar value over the requisite two-year service period relating to the LTIP units. In addition, the Company’s performance-based MEP units, as discussed in Note 14 - Equity Compensation Plans, converted to time-based vesting units, with 25% vesting upon successive 6-month anniversary dates for the 24 months following the Company’s IPO.
On July 20, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The Company has reserved approximately 13,800,000 shares of common stock for future issuance under the 2021 Plan pursuant to which employees, consultants and directors of the Company and its affiliates performing services for the Company, including the Company’s executive officers, are eligible to receive awards. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of the Company’s shareholders. In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of common stock and 461,948 RSUs. The Company also granted 53,694 RSUs to its independent directors and 263,348 RSUs to members of its IPO transaction team and certain senior employees of the Company. In addition, the Company granted RSUs to each employee as of the IPO date, totaling 200,400 RSUs. The Company will recognize compensation expense equal to the aggregate dollar value of such awards over their three year vesting term.
On July 20, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The Company has reserved approximately 3,100,000 shares of common stock for future issuance under the ESPP.
On July 15, 2021 and August 9, 2021, the Company repaid $4,600 and $44,500, respectively, of revolver borrowings under its 2021 Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Below is a list of the names, ages as of June 30, 2021, positions and a brief account of the business experience of the individuals who serve as (i) our executive officers and, (ii) our directors.

Name	Age	Position
Raul Villar Jr.	53	Chief Executive Officer and Director
Adam Ante	40	Chief Financial Officer
Alice Geene	49	Chief Legal Officer and Secretary
Charles Mueller	51	Chief Revenue Officer
Ryan Bergstrom	42	Chief Product Officer
Whitney Bouck	55	Director
Kathleen Burke	40	Director
Steven Collins	56	Director
Jonathan Corr	54	Director
Umang Kajaria	38	Director
Scott Miller	60	Director
Jason Wright	49	Director

Raul Villar Jr. has served as our Chief Executive Officer since July 2019 and was appointed a Director on our Board in January 2021. Previously, Mr. Villar Jr. served as the Chief Executive Officer of AdvancedMD from September 2015 to July 2019. He held numerous leadership roles at Automatic Data Processing Inc. (“ADP”), including President, ADP AdvancedMD, SVP Sales Major Accounts, and SVP Sales Small Business. Mr. Villar Jr. earned a Bachelor of Science from Bryant University and a Master of Business Administration from the University of Connecticut. We believe Mr. Villar Jr.’s industry expertise and his insight into our business as our Chief Executive Officer qualifies him to serve as a director of our Board.

Adam Ante has served as our Chief Financial Officer since September 2019, previously serving as the Deputy Chief Financial Officer from February 2019 to September 2019, and the Senior Vice President of Financial Planning and Analysis and Corporate Development from April 2017 to February 2019. Prior to joining Paycor, Mr. Ante held various finance related senior leadership roles from October 2009 to March 2017 at Vantiv, a payment processor, previously a line of business within Fifth Third Bank, and a division of Worldpay. Mr. Ante earned a Bachelor of Business Administration in Finance and International Business from the University of Cincinnati and a Master of Business Administration from Xavier University.

Alice Geene has served as our Chief Legal Officer and Secretary since October 2020. Ms. Geene was previously Chief Legal and People Officer at Rewards Network, a fintech company serving SMBs, from April 2018 to September 2020 and served as Senior Vice President of Corporate Affairs, General Counsel and Secretary from April 2014 to April 2018. Ms. Geene earned a Bachelor of Arts from Harvard College, a Juris Doctor from Harvard Law School, and has over 20 years of technology industry experience.

Charles (“Chuck”) Mueller has served as our Chief Revenue Officer, leading our Sales and Marketing teams, since February 2020. Mr. Mueller has thirty years of experience in the HCM industry. Previously, Mr. Mueller served as the Executive Vice President, Sales at Fleetcor from January 2019 to January 2020. Mr. Mueller also served in various senior sales roles at ADP, including General Manager for the Northeast Region, from June 1992 to January 2019. Mr. Mueller earned a Bachelor of Science from Georgia Southern University.

Ryan Bergstrom has served as our Chief Product Officer, leading Paycor’s strategy for its HCM product suite, since February 2018. He has nearly twenty years of product experience in the HCM industry. Previously, Mr. Bergstrom served as Vice President, Product Management at Ultimate Software, a global HCM company, from August 2016 to January 2018. He has also held product development and leadership roles at Epicor and SPECTRUM. Mr. Bergstrom earned a Bachelor of Science with special attainments in commerce, business administration from Washington & Lee University.

Whitney (“Whit”) Bouck has served as a member of our Board since September 2020. Ms. Bouck has been the Chief Operating Officer of HelloSign from 2016 to the present, including through Dropbox’s 2019 acquisition of HelloSign. Ms. Bouck currently serves on the board of directors of Ekata. Previously, Ms. Bouck served on the board of directors of Association for Information and Image Management. Prior to joining HelloSign, Ms. Bouck held various senior leadership roles at Box, Inc., EMC, Oracle Corporation and Sybase Inc. Ms. Bouck earned a Bachelor of Arts from Claremont McKenna College. We believe Ms. Bouck is qualified to serve on our Board due to her extensive technology experience.

Kathleen (“Katie”) Burke has served as a member of our Board since September 2020. Ms. Burke is the Chief People Officer at HubSpot, Inc., a customer relationship management company recognized globally for its culture. Under her leadership, HubSpot has been named the #1 Best Place to Work by Glassdoor and has been recognized globally as an innovator in culture and employee engagement. Ms. Burke joined HubSpot in December 2012 and held several positions before serving as Chief People Officer, including Vice President of Culture and Experience and Director for Talent and Culture. In addition to her work as Chief People Officer at HubSpot, Ms. Burke is alum of Bates College and MIT’s Sloan School of Management. We believe Ms. Burke is qualified to serve on our Board due to her B2B and SaaS industry experience.

Steven (“Steve”) Collins has served as a member of our Board since January 2019. Mr. Collins currently serves on the board of directors, audit committee and compensation committee of Sprout Social and the board of directors and audit committee of nCino, Inc. Previously, Mr. Collins served on the board of directors, audit committee and compensation committee of Instructure, Inc., from May 2014 to March 2020, the board of directors and audit committee of Shopify Inc., from June 2014 to May 2019, and the board of directors and audit committee of MuleSoft, LLC, from July 2014 to May 2018. From July 2011 to February 2014, Mr. Collins served as Executive Vice President and Chief Financial Officer of ExactTarget, a provider of digital marketing automation and analytics software and services, which was acquired by Salesforce in 2013. Mr. Collins earned a Bachelor of Science from Iowa State University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. We believe Mr. Collins is qualified to serve on our Board due to his extensive technology and finance experience.

Jonathan Corr has served as a member of our Board since April 2021. Mr. Corr served as Chief Executive Officer of Ellie Mae, Inc. from February 2015 through October 2020, as its President from February 2013 through October 2020, and as its Chief Operating Officer from November 2011 through February 2013. Following his retirement from Ellie Mae in October 2020, Mr. Corr acted as Executive Advisor to ICE Mortgage Technology through March 2021. Prior to joining Ellie Mae, Mr. Corr served in executive and management positions at PeopleSoft, Inc., Netscape Communications Corporation, KANA Software, Inc., BroadBase Software, Inc., and Rubric Inc. Mr. Corr holds a Bachelor’s degree in Engineering from Columbia University and a Master of Business Administration from the Stanford University Graduate School of Business. Mr. Corr is on the board of directors and audit committee of the Mortgage Bankers Association, the board of directors of Independence Holdings Corp. and the board of directors of Reggora, Inc. We believe Mr. Corr is qualified to serve on our Board due to his extensive experience in technology, corporate strategy and acquisitions.

Umang Kajaria has served as a member of our Board since November 2018. Mr. Kajaria is a Partner in the Tech & Telco team and joined Apax in 2012. Mr. Kajaria currently serves on the board of directors of MyCase and Azentio Software. Previously, Mr. Kajaria served on the board of directors of Duck Creek Technologies, from April 2016 to August 2020, the board of directors and the audit committee of ECi Software Solutions Inc. from August 2017 to December 2020, the board of directors and the audit committee of Aptos Technology, Inc., from March 2016 to January 2020, and the board of directors and the audit committee of Paradigm, which was acquired by Emerson Electric Co. in 2017, from March 2016 to November 2017. Prior to joining Apax, Mr. Kajaria worked at Silver Lake Partners from 2008 to 2010 and Goldman Sachs & Co. from 2006 to 2008. Mr. Kajaria holds a degree in Computer Science and Business Administration from Carnegie Mellon University and a Master of Business Administration from Harvard Business School. We believe that Mr. Kajaria is qualified to serve on our Board due to his extensive finance industry experience.

Scott Miller has served as a member of our Board, and our predecessor Paycor, Inc., since 2006. Mr. Miller is a director and investor in the technology industry, with emphasis in SaaS, serving on the board of directors of NaviStone, Inc. and the board of advisors of NLign Analytics. Mr. Miller is an original investor in Paycor, Inc. and previously led the Board’s oversight of the Company’s information security council. Mr. Miller was the founder and Chief Executive Officer of Treadstone Group, before it was acquired by Exact Software. Mr. Miller received a Bachelor of Science in Accountancy from Miami University. We believe that Mr. Miller is qualified to serve on our Board due to his extensive technology experience.

Jason Wright has served as a member of our Board since November 2018. He is a Partner in the Apax Tech & Telco team and joined Apax in March 2000. Mr. Wright currently serves on the board of directors of MyCase, Verint Systems, ECI Software Solutions, TIVIT and Realpage. Mr. Wright is the chairman of the board of directors of Duck Creek Technologies. He has previously been on the boards of Aptos, Exact Software, Trizetto, Epicor Software, Paradigm, Plex Systems, Planview, Spectrum Labs and Webclients. Prior to joining Apax, Mr. Wright served in a variety of roles at GE Capital from 1995 to 1998, including principal investing on behalf of GE Ventures. Previously, he worked at Accenture from 1994 to 1998 designing and implementing systems for the financial services and pharmaceutical industries. Mr. Wright received a Bachelor of Arts in Economics from Tufts University and a Master of Business Administration in Finance from the Wharton School of the University of Pennsylvania. We believe that Mr. Wright is qualified to serve on our Board due to his extensive technology and finance industry experience.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of our directors and executive officers are currently or have been involved in any legal events that are material to their ability or integrity in the last ten years.

Corporate Governance

Board Composition

Our business and affairs are managed under the direction of our Board, which is comprised of eight members. Our certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our Board and with the prior written consent of Apax Partners for so long as it holds director nomination rights.

Our certificate of incorporation also provides that our Board is divided into three classes of directors, with the classes as nearly equal in number as possible. Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation and bylaws:

•Our Class I directors are Ms. Bouck, Mr. Miller, and Mr. Wright and will serve until the first annual meeting of shareholders.

•Our Class II directors are Ms. Burke, Mr. Collins, and Mr. Kajaria and will serve until the second annual meeting of shareholders.

•Our Class III directors are Mr. Villar and Mr. Corr and will serve until the third annual meeting of shareholders.

Our certificate of incorporation provides that our directors may be removed with or without cause by the affirmative vote of at least a majority of the voting power of our outstanding shares of stock entitled to vote thereon, voting together as a single class for so long as Apax Partners beneficially owns 40% or more of the total number of shares of our common stock then outstanding. If Apax Partners’ beneficial ownership falls below 40% of the total number of shares of our common stock outstanding, then our directors may be removed only for cause upon the affirmative vote of at least 66 2⁄3% of the voting power of our outstanding shares of stock entitled to vote thereon. Our bylaws provide that Apax Partners will have the right to designate the Chair of the Board for so long as Apax Partners beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. Jason Wright is the Chair of our Board. Further, our bylaws provide that Apax Partners has the right to designate the Chairman of the Board for so long as Apax Partners beneficially owns at least 30% or more of the voting power of the then outstanding shares of our capital stock then entitled to vote generally in the election of directors. In addition, we entered into a Director Nomination Agreement with Apax Partners that provides Apax Partners the right to designate nominees for election to our Board for so long as Apax Partners beneficially owns 10% or more of the Original Amount.

Board Committees

Our Board maintains an Audit Committee, a Compensation & Benefits Committee (the “Compensation Committee”), and a Nominating & Governance Committee. The composition, duties and responsibilities of these committees are set forth below. Our Board may establish other committees in the future, as it deems appropriate, to assist it with its responsibilities.

Board Member	Audit Committee	Compensation Committee	Nominating & Governance Committee
Whitney Bouck	X		X
Kathleen Burke		X
Steve Collins	X		X
Jonathan Corr	X
Umang Kajaria
Scott Miller		X
Raul Villar Jr.
Jason Wright	X	X	X
Audit Committee

Our Audit Committee is composed Mr. Collins, Mr. Corr, Ms. Bouck, and Mr. Wright, with Mr. Collins serving as chair of the committee. The Audit Committee is composed of a majority of independent directors. Our Board determined that Mr. Collins, Mr. Corr and Ms. Bouck meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Our Board determined that Mr. Collins and Mr. Corr are “audit committee financial experts” within the meaning of SEC regulations and applicable listing standards of Nasdaq. The Audit Committee’s responsibilities include:

•Appointing, approving the compensation of, and assessing the qualifications, performance, and independence of our independent registered public accounting firm.

•Pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm.

•Reviewing our policies on risk assessment and risk management.

•Reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us.

•Reviewing the adequacy of our internal control over financial reporting.

•Establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns.

•Recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K.

•Monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters.

•Preparing the Audit Committee report required by the rules of the SEC to be included in our annual proxy statement.

•Reviewing all related party transactions for potential conflict of interest situations and approving all such transactions.

•Reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Compensation Committee

The Compensation Committee is composed of Ms. Burke, Mr. Miller, and Mr. Wright, with Ms. Burke serving as chair of the committee. The Compensation Committee’s responsibilities will include:

•Annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer.

•Evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer.

•Reviewing and approving the compensation of our other executive officers.

•Appointing, compensating and overseeing the work of any compensation consultant, legal counsel, or other advisor retained by the compensation committee.

•Conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel, or other advisor retained by the compensation committee.

•Annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of Nasdaq.

•Reviewing and establishing our overall management compensation, philosophy and policy.

•Overseeing and administering our compensation and similar plans.

•Reviewing and making recommendations to our Board with respect to director compensation.

•Reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating & Governance Committee

The Nominating and Governance Committee is composed of Mr. Wright, Ms. Bouck, and Mr. Collins, with Mr. Wright serving as chair of the committee. The Nominating and Governance Committee’s responsibilities include:

•Developing and recommending to our Board criteria for board and committee membership.

•Developing and recommending to our Board best practices and corporate governance principles.

•Subject to the rights of Apax under the Director Nomination Agreement as described in “Certain Relationships and Related Party Transactions—Related Party Transactions—Director Nomination Agreement”, identifying and recommending to our Board the persons to be nominated for election as directors and to each of our Board’s committees.

•Developing and recommending to our Board a set of corporate governance guidelines.

•Reviewing and recommending to our Board the functions, duties and compositions of the committees of our Board.

Risk Oversight

Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility for risk management both directly and through its committees. The full Board also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our Board receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our Board delegated to the Audit Committee oversight of our risk management process. Our other committees of our Board will also consider and address risk as they perform their respective committee responsibilities. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Code of Business Conduct and Ethics

Our code of business conduct and ethics, available on our website, applies to all of our employees, officers, and directors, including those officers responsible for financial reporting.

Item 11. Executive Compensation

As an “emerging growth company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules, we have opted to comply with the executive compensation disclosure rules applicable to “emerging growth companies.” In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as specified narrative disclosures regarding executive compensation for our last completed fiscal year. This section discusses the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated officers for the fiscal year ending June 30, 2021 who we collectively refer to as our “Named Executive Officers.” For the fiscal year ended June 30, 2021, our Named Executive Officers and their positions were as follows:

•Raul Villar Jr., Chief Executive Officer and Director;

•Adam Ante, Chief Financial Officer; and

•Chuck Mueller, Chief Revenue Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended June 30	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Nonequity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Raul Villar Jr.	2021	$476,924	N/A	—	—	$627,000	$11,811	$1,115,735
Chief Executive Officer	2020	$478,847	$530,000	—	$7,656,875	$220,000	$322,872	$9,208,594

Adam Ante	2021	$339,039	N/A	$716,550	—	$364,800	$18,686	$1,439,075
Chief Financial Officer	2020	$327,308	$15,750	—	$1,645,313	$115,500	$7,429	$2,111,300

Chuck Mueller	2021	$367,692	$600,000	—	—	$456,000	$14,115	$1,437,807
Chief Revenue Officer	2020	$144,615	$595,840	—	$2,548,200	$72,160	$119,639	$3,480,454

(1) The amount in this column represents (a) signing bonuses paid to Messrs. Villar Jr. and Mueller and (b) discretionary bonuses above performance to each of our Named Executive Officers.
(2) The amount reported in the “Stock Awards” column reflects the aggregate grant date fair value based on the probable outcome of the applicable performance conditions as of the date of grant, computed in accordance with FASB ASC Topic 718, of LTIP Units granted to Mr. Ante during the 2021 Fiscal Year. The LTIP Units are participation interests in a phantom pool of Class B Units in Pride Aggregator (the “Class B Units”). For more information regarding these LTIP Units, see “Narrative Disclosure to Summary Compensation Table—Equity Incentives” below.
(3) Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value based on the probable outcome of the applicable performance conditions as of the date of grant, computed in accordance with FASB ASC Topic 718, of Class B Units of Pride Aggregator granted to Messrs. Villar Jr., Ante and Mueller during the 2020 Fiscal Year. The grant date fair value for the Class B Units if they vested at the maximum level is as follows: for the 2021 Fiscal Year (a) for Mr. Villar Jr., $8,372,500; (b) for Mr. Ante, $1,722,708; and (c) for Mr. Mueller, $2,553,000. The Class B Units represent membership interests in Pride Aggregator that are intended to constitute profits interests for federal income tax purposes. Despite the fact that the Class B Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” Please see Note 14 “Equity Compensation Plans” in the Paycor HCM, Inc. and subsidiaries consolidated financial statements for the fiscal year ended June 30, 2020 for additional details regarding these awards.
(4) The Company maintains a cash-based annual bonus plan with a one-year performance period that ended June 30, 2021.
(5) Amounts shown in this column represent the following: for the 2021 Fiscal Year (a) for Mr. Villar Jr., $1,961 for cell phone expenses, $8,850 in 401(k) employer contributions, and $1,000 in HSA employer contributions, (b) for Mr. Ante, $1,440 for cell phone expenses, $6,975 in 401(k) employer contributions, $1,000 in HSA employer contributions, and $9,271 in retention pool payments pursuant to Mr. Ante’s share of the total value of forfeited options under our previous stock option plan, and (c) for Mr. Mueller, $1,440 for cell phone expenses and $12,675 in 401(k) employer contributions; and for the 2020 Fiscal Year (a) for Mr. Villar Jr., $7,550 for travel expenses for spouse to attend annual sales trip, $2,580 for cell phone expenses, $307,107 related to one-time relocation expenses to Cincinnati, Ohio, including moving expenses, expenses relating to the sale of his former residence and rent for temporary housing, $4,750 in 401(k) employer contributions, and $885 in HSA employer contributions, (b) for Mr. Ante, $1,080 for cell phone expenses, $5,349 in 401(k) employer contributions, and $1,000 in HSA employer contributions, and (c) for Mr. Mueller, $4,706 for travel expenses for spouse to attend annual sales trip, $480 for cell phone expenses, and $114,453 related to one-time relocation expenses, including moving expenses.

Narrative Disclosure to Summary Compensation Table

The compensation of our Named Executive Officers generally consists of base salaries, performance-based annual cash bonus opportunities, long-term incentive compensation in the form of profits interests and other benefits, as described below.

Base Salary

Each of our Named Executive Officers is paid a base salary commensurate with his position, experience, skills, duties and responsibilities. At the commencement of fiscal year 2021, Messrs. Villar Jr.’s, Ante’s, and Mueller’s annualized base salaries were $500,000, $350,000, and $400,000, respectively. However, on April 26, 2020, due to the economic impacts of the COVID-19 pandemic, Messrs. Villar Jr.’s, Ante’s, and Mueller’s annualized base salaries were reduced to $425,000, $297,500, and $340,000, respectively, and remained at those rates through January 4, 2021, at which point they reverted to their pre-reduction level. Messrs. Villar Jr.’s and Ante’s base salaries were increased to $550,000 and $400,000, respectively, in February of 2021.

Non-Equity Incentive Compensation—Performance Based Annual Cash Incentive Awards

Each of our Named Executive Officers has a performance-based annual cash bonus opportunity that pays out based upon the Named Executive Officer achieving individual performance goals and the Company meeting predetermined corporate performance objectives, which for fiscal year 2021 included objectives related to bookings, revenue, adjusted EBITDAC and gross retention. Messrs. Villar Jr.’s, Ante’s, and Mueller’s target annual bonuses are 100%, 80%, and 100% of their annualized base salaries, respectively. Our Compensation Committee has awarded the bonuses shown with respect to fiscal year 2021 and 2020 in the Summary Compensation Table, above, based on its assessment of the individual performance of each of our Named Executive Officers and the Company’s expected performance against pre-established performance metrics.

Employment and Change in Control Severance Agreements

In 2019, the Company entered into employment agreements with each of the Named Executive Officers that memorialize their base salary, target bonus opportunity, reimbursement of reasonable business expenses and eligibility to participate in the Company’s benefit plans generally. The material terms of the employment agreements are summarized below. In addition to the key terms summarized below, each employment agreement provides for certain severance benefits upon a resignation by such Named Executive Officer, for “good reason,” or upon a termination by the Company without “cause.” Please see the section entitled “Potential Payments Upon Termination or Change in Control” below for more details regarding the severance benefits each Named Executive Officer is eligible to receive.

Villar Jr. Employment Agreement

Mr. Villar Jr. entered into an employment agreement with Paycor, Inc., dated July 1, 2019 (the “Villar Agreement”). The Villar Agreement provides for an initial three-year term, subject to successive one-year extensions thereafter, unless either party elects not to permit such automatic non-renewal with at least 90 days’ prior written notice. Under the Villar Agreement, Mr. Villar Jr. is entitled to receive an annual base salary of $500,000, is eligible to receive an annual bonus (targeted at 100% of his annual base salary), based upon the achievement of predetermined performance parameters, and is eligible to participate in employee benefit plans maintained from time to time by us. Under the Villar Agreement, Mr. Villar Jr. was paid a one-time signing bonus of $500,000 in 2019. The Villar Agreement also provides for an initial one-time grant of 12,500 Class B Units under the 2019 Paycor Equity Incentive Plan. Please see the section entitled “Equity Incentives” below for more details regarding the Class B Units. The Villar Agreement also subjects Mr. Villar Jr. to customary confidentiality, non-competition, and non-solicitation covenants.

Ante Employment Agreement

Mr. Ante entered into an employment agreement with Paycor, Inc., dated September 3, 2019 (the “Ante Agreement”). The Ante Agreement provides for an initial three-year term, subject to successive one-year extensions thereafter, unless either party elects not to permit such automatic non-renewal with at least 90 days’ prior written notice. Under the Ante Agreement, Mr. Ante is entitled to receive an annual base salary of $350,000, is eligible to receive an annual bonus (targeted at 75% of his annual base salary), based upon the achievement of predetermined performance parameters, and is eligible to participate in employee benefit plans maintained from time to time by us. The Ante Agreement also provides for an initial one-time grant of 3,510 Class B Units under the 2019 Paycor Equity Incentive Plan. Please see the section entitled “Equity Incentives” below for more details regarding the Class B Units. The Ante Agreement also subjects Mr. Ante to customary confidentiality, non-competition, and non-solicitation covenants.

Mueller Employment Agreement

Mr. Mueller entered into an employment agreement with Paycor, Inc., dated September 30, 2019 (the “Mueller Agreement”). The Mueller Agreement provides for an initial three-year term, subject to successive one-year extensions thereafter, unless either party elects not to permit such automatic non-renewal with at least 90 days’ prior written notice. Under the Mueller Agreement, Mr. Mueller is entitled to receive an annual base salary of $400,000, is eligible to receive an annual bonus (targeted at 100% of his annual base salary), based upon the achievement of predetermined performance parameters, and is eligible to participate in employee benefit plans maintained from time to time by us. Under the Mueller Agreement, Mr. Mueller was paid the following one-time signing payments: (i) $85,000 (grossed up for taxes) in relocation expense fees; (ii) a one-time payment equal to $186,000 paid within 90 days of employment; and (iii) $1,000,000 as a sign on bonus (payable in five (5) equal installments following 90 days of employment). The Mueller Agreement also provides for an initial one-time grant of 6,000 Class B Units under the 2019 Paycor Equity Incentive Plan. Please see the section entitled “Equity Incentives” below for more details regarding the Class B Units. The Mueller Agreement also subjects Mr. Mueller to customary confidentiality, non-competition, and non-solicitation covenants.

Equity Incentives

Class B Units

Each Named Executive Officer has been granted long-term incentives in the form of Class B Units pursuant to the 2019 Paycor Equity Incentive Plan and an underlying grant agreement. The Class B Units are intended to be profits interests for federal income tax purposes and represent the right to receive distributions from Pride Aggregator after the members of Pride Aggregator have received their contributed capital and specified return of their contributed capital. The Class B Units are 50% time-vesting and 50% performance-vesting. The time- vesting Class B Units vest over a four-year period, with 25% of the time-vesting Class B Units vesting on the first anniversary of the specified vesting commencement date and the remaining 75%

vesting in equal installments on each quarterly anniversary thereafter, subject to the Class B Unit holder’s continuous service with us through each applicable vesting date. The performance-vesting Class B Units vest in incremental one-third (1/3) installments on the achievement of three (3) specified sponsor return and internal rate of return (“IRR”) metrics, subject to the Class B Unit holder’s continuous service with us through the applicable vesting date (with a three-month vesting tail period if the applicable Class B Unit holder were to be terminated by the Company without cause, due to death or disability or due to his resignation for good reason).

The vesting of Class B Units and the Class B Units will continue to be subject to the foregoing vesting terms following consummation of the July 2021 IPO.

LTIP

In April 2021, Mr. Ante was granted 500 LTIP Units under the Company’s Top Talent Equity Incentive Plan. These LTIP Units represent a participation interest in a phantom pool of Class B Units, which is quantified and paid on certain determination dates. With the consummation of the July 2021 IPO, Mr. Ante’s LTIP Units were converted into a number of shares of our common equal to the value of Mr. Ante’s LTIP Units. Twenty percent (20%) of these shares vested on consummation of the IPO with the balance of these shares vesting in equal installments on the six, twelve, eighteen and twenty-four month anniversary of consummation of the IPO.

401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre or post-tax basis and have it contributed to the plan subject to applicable annual limits under the Internal Revenue Code. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. We have the ability to make discretionary matching and profit sharing contributions to the 401(k) plan, and such match is issued on a per pay period basis (65% of eligible pay up to 6% maximum). We made the following employer matching contributions with respect to the 2021 fiscal year to Messrs. Villar Jr., Ante and Mueller: $8,850, $6,975 and $12,675, respectively. As a U.S. tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deducted by us when made.

Health and Welfare Plans

Our Named Executive Officers are eligible to participate in employee benefit plans, including medical, life, and disability benefits on the same basis as other eligible employees. These benefits include:

•health, dental and vision insurance;

•vacation, paid holidays and sick days;

•life insurance and supplemental life insurance; and

•short-term and long-term disability.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes, for each of the Named Executive Officers, the number of shares of our common stock underlying outstanding stock options held as of June 30, 2021.

	Option Awards (1)							Stock Awards (5)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)(3)	Option Expiration Date (4)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Raul Villar Jr.	8/22/2019	7/1/2019	2,735	3,515	6,250	N/A	N/A	N/A	N/A	N/A	N/A
Adam Ante	4/1/2019	11/2/2018	154	91	245	N/A	N/A	N/A	N/A	N/A	N/A
Adam Ante	11/20/2019	10/1/2019	659	1,096	1,755	N/A	N/A	N/A	N/A	N/A	N/A
Adam Ante	4/1/2021	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	500	716,550
Chuck Mueller	2/20/2020	1/1/2020	938	2,062	3,000	N/A	N/A	N/A	N/A	N/A	N/A

(1) This section of the table reflects information regarding Class B Units granted to our Named Executive Officers that were outstanding as of June 30, 2021. Despite the fact that the Class B Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in the Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” For more information on these Class B Units, see “Narrative Disclosure to Summary Compensation Table—Equity Incentives” above.
(2) The Class B Units are 50% time-vested and 50% performance-vested. The time-vesting Class B Units vest over a four-year period, with 25% of the time-vesting Class B Units vesting on the first anniversary of the specified vesting commencement date and the remaining 75% vesting in equal installments on each quarterly anniversary thereafter, subject to the Class B Unit holder’s continuous service with us through the applicable vesting date. The performance-vesting Class B Units vest in incremental one-third (1/3) installments on the achievement of three (3) specified sponsor return and IRR metrics, subject to the Class B Unit holder’s continuous service with us through the applicable vesting date (with a three-month vesting tail period if the applicable Class B Unit holder was terminated by the Company without cause, due to death or disability or due to his resignation for good reason).
(3) The Class B Units are not traditional options, and therefore, there is no exercise price, but rather the Class B Units participate in distributions attributable to the appreciation in the fair market value of Pride Aggregator, or profits of Pride Aggregator, after their respective dates of grant.
(4) Class B Units have no expiration date.
(5) This section of the table reflects information regarding 500 LTIP Units granted to Mr. Ante that were outstanding as of June 30, 2021. The LTIP Units represent a participation interest in a phantom pool of Class B Units that is quantified and paid on defined determination dates. Consummation of the July 2021 IPO constituted a determination date, so that Mr. Ante’s LTIP Units were converted into a number of shares of our common stock having a value equal to Mr. Ante’s LTIP Units. These shares of stock vested 20% on the consummation of the IPO and will continue to vest 20% on each of the six, twelve, eighteen and twenty-four month anniversary of the consummation of the IPO, subject to Mr. Ante’s continued employment through such dates. For more information regarding these LTIP Units, see “Narrative Disclosure to Summary Compensation Table—Equity Incentives” above. The value for Mr. Ante’s LTIP Units represents the estimated value of these LTIP Units on June 30, 2021.

Emerging Growth Company Status

As an emerging growth company we will be exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Potential Payments upon Termination or Change in Control

The employment agreements for the Named Executive Officers provide that upon a termination of their employment by the Company without “cause” or by the Named Executive Officer with “good reason,” each as defined therein and provided below, subject to their execution of a fully effective release of claims in favor of the Company and continued compliance with applicable restrictive covenants, the Named Executive Officer is eligible to receive (i) twelve (12) months’ worth of his base salary plus 50% of his then-target bonus (payable within 30 days of termination), and (ii) twelve (12) months of continued premium payments under the Company’s group health plans pursuant to COBRA.

For each of the Named Executive Officers’ employment agreement, “cause” generally means any one or more of the following: (i) any material failure, refusal, or inability by the employee to perform his duties under the employment agreement (other than by reason of the employee’s death or disability which continues after written notice to the employee that such failure or refusal will result in a termination of the employment of the employee for Cause); (ii) any intentional act of fraud or embezzlement by the employee in connection with his duties under his employment agreement or in the course of his employment under his employment agreement, or the admission or conviction of, or entering of a plea of nolo contendere by, the employee of any felony or any lesser crime involving moral turpitude, fraud, embezzlement or theft; (iii) any gross negligence, willful misconduct or personal dishonesty of the employee resulting, in the good faith determination of the Company, in a loss to the Company or any of its parent or subsidiary corporations, or affiliates or in damage to the reputation of the Company or any of its parent or subsidiary corporations, affiliates, successors or assigns; (iv) any material breach by the employee of any of the covenants contained in his employment agreement; or (v) any failure of the employee to comply with Company policies or procedures, provided that, in each case, from clauses (i) through (v), the employee shall have been given written notice from the Company describing in reasonable detail the event or circumstance the Company believes gives rise to a right to terminate the employee for Cause within 30 days of its initial existence, the employee shall have 30 days to remedy the condition to the satisfaction of the Company. The employee’s failure to cure within those 30 days shall result in the termination of the employee for Cause.

For each of the Named Executive Officers’ employment agreement, “good reason” generally means: (i) a material breach of the employment agreement by the Company; (ii) a reduction in or failure to pay the employee his compensation payable under the employment agreement or a material reduction in benefits payable under the employment agreement or any amounts otherwise vested and/or due under the Company’s employee benefit plans or employee benefit programs; (iii) a reduction in the percentages described under the employment agreement with respect to the target bonus and bonus without the written consent of the employee; (iv) the assignment of additional or reduction of duties or responsibilities to the employee which are inconsistent in a material and adverse respect with the employee’s position as Chief Executive Officer, Chief Financial Officer or Chief Revenue Officer (as applicable) of the Company without the written consent of the employee; or (v) the relocation of the Company’s principal place of business more than 75 miles from the current location without the written consent of the employee.

Executive Compensation Arrangements Adopted in Connection with the IPO

2021 Plan Adoption and Equity Award Grants

In connection with the July 2021 IPO, we adopted the 2021 Plan. Each of our NEOs is eligible to participate in the 2021 Plan, which allows for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. In connection with the Company’s IPO, we granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of common stock and 461,948 RSUs. We also granted 53,694 RSUs to its independent directors and 263,348 RSUs to members of its IPO transaction team and certain senior employees of the Company. In addition, we granted RSUs to each employee as of the IPO date, totaling 200,400 RSUs. We will recognize compensation expense equal to the aggregate dollar value of such awards over their three year vesting term. These awards are one-time grants solely related to the IPO. The options described above were granted at the pricing of the IPO and the RSUs described above were granted upon the filing of our registration statement on Form S-8 relating to the 2021 Plan. Each award is subject to the terms and conditions of the 2021 Plan and an award agreement that was entered into with the applicable grantee.

New Employment Agreements

Each of the named executive officers (“NEOs”) entered into a new employment agreement, which was effective upon the closing of the IPO (the “New Employment Agreements”) and superseded each Named Executive Officer’s senior management agreement. The material terms and conditions set forth in each Named Executive Officer’s New Employment Agreement are substantially similar to those set forth in each Named Executive Officer’s previously existing agreement and described herein.

Annual Bonus Plan

In connection with the July 2021 IPO, we adopted the Paycor HCM, Inc. Annual Bonus Plan (the “Bonus Plan”), pursuant to which employees of the Company may be granted annual cash incentives that generally will be paid based on the achievement of certain performance objectives as determined by the Compensation Committee and continued employment. The Compensation Committee administers and has authority to interpret the terms of the Bonus Plan and determine eligibility of participants.

Change in Control Severance Plan

In addition to the potential severance benefits under the employment agreements described above under the heading “—Narrative Disclosure to Summary Compensation Table—Employment and Change in Control Severance Arrangements,” the Board intends to adopt the Paycor HCM, Inc. Change in Control Severance Plan (the “CIC Severance Plan”), under which certain executives, including the NEOs, are eligible for severance benefits under certain circumstances. Specifically, if during the period beginning three months prior to a change of control through or within the 12 month period following a change of control, we terminate a participating executive other than (a) for cause or (b) on account of such executive’s disability, or such executive resigns for good reason, then such executive will receive, in addition to any accrued obligations and subject to the execution and non-revocation of a release of claims:

•in the case of the Chief Executive Officer, cash severance equal to 1.5 times the sum of the Chief Executive Officer’s annual base salary and target bonus; in the case of the Chief Financial Officer and Chief Revenue Officer, cash severance equal to 1 times the sum of (a) annual base salary and (b) the product of (i) such executive’s target bonus and (ii) 75%; and in the case of all other designated executives, cash severance equal to 0.75 times annual base salary, in each case, payable in installments over 9, 12 or 18 months, as applicable;

•reimbursement for the employer cost of health insurance continuation coverage under the U.S. Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for 9, 12 or 18 months, as applicable; and

•to the extent the participating executive holds any unvested equity incentive awards granted under the
2021 Plan that vest solely based on continued employment, such awards will accelerate and vest.

Executive Severance Plan

In addition to the potential severance benefits under the employment agreements and the CIC Severance Plan described above, the Board adopted the Paycor HCM, Inc. Executive Severance Plan, under which executives of the Company reporting directly to the Company’s Chief Executive Officer who are at the M7 Executive Career Level or above (other than executives who are party to an individual executive employment agreement, such as the NEOs), and any other key employee of the Company designated by the Compensation Committee are eligible for severance benefits under certain circumstances. Specifically, if we terminate an applicable executive other than (a) for cause or (b) on account of such executive’s disability, then such executive will receive, in addition to any accrued obligations and subject to the execution and non-revocation of a release: (a) cash severance equal to 0.5 times the sum of annual base salary and target bonus, payable in a lump sum; and (b) reimbursement for the employer cost of health insurance continuation coverage under COBRA for 6 months.

2021 Employee Stock Purchase Plan

In order to incentivize employees of the Company, its designated affiliates and subsidiaries (the Designated Companies),in connection with the July 2021 IPO, our board of directors adopted, and our shareholders approved, the ESPP. The ESPP includes two components: a “Section 423 Component” and a “Non-Section 423 Component.” The Section 423 Component is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code and will be administered, interpreted and construed in a manner consistent with the requirements of Section 423 of the Code. In addition, the ESPP authorized the grant of options under the Non-Section 423 Component, which need not qualify as options granted pursuant to an “employee stock purchase plan” under Section 423 of the Code; such options granted under the Non-Section 423 Component will be granted pursuant to separate offerings containing such sub-plans, appendices, rules or procedures as may be adopted by the administrator of the ESPP and designed to achieve tax, securities laws or other objectives for eligible employees and any Designated Company in locations outside of the United States. Except as otherwise provided or determined by the ESPP administrator, the Non-Section 423 Component will operate and be administered in the same manner as the Section 423 Component. Offerings intended to be made under the Non-Section 423 Component will be designated as such by the ESPP administrator at or prior to the time of such offering.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board during the fiscal year ended June 30, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our Board in fiscal year 2021. Employee directors do not receive any separate compensation for their Board activities.

Name	Fees earned or paid in cash ($)(1)	Option Awards (2)	All Other Compensation	Total
Scott Miller	$53,125	N/A	N/A	$53,125
Steve Collins	$60,417	N/A	N/A	$60,417
Whitney Bouck	$45,972	$120,315	N/A	$166,287
Kathleen Burke	$45,972	$120,315	N/A	$166,287
Jonathan Corr	$18,333	N/A	N/A	$18,333
(1) Mr. Miller, Mr. Collins, Ms. Bouck, Ms. Burke and Mr. Corr are entitled to annual cash retainers, in the amounts of $50,000 each, with some directors earning additional fees for serving as the Chair or a member of one of our committees.
(2) Amounts reported in the “Option Awards” column reflect the aggregate grant date fair value based on the probable outcome of the applicable performance conditions as of the date of grant, computed in accordance with FASB ASC Topic 718, of Class B Units of Pride Aggregator granted to Mmes. Bouck and Burke during the 2021 Fiscal Year. The grant date fair value for the Class B Units if they vested at the maximum level is $120,315 each. The Class B Units represent membership interests in Pride Aggregator that are intended to constitute profits interests for federal income tax purposes. Despite the fact that the Class B Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” Please see Note 14 “Equity Compensation Plan” in the Paycor HCM, Inc. and subsidiaries consolidated financial statements for the fiscal year ended June 30, 2021 for additional details regarding these awards.

Non-Employee Director Compensation Policy

On January 27, 2021, our Compensation Committee approved a new non-employee director compensation policy, which consists of: (i) a board retainer of $50,000 (plus an additional $50,000 for the Non-Executive Board Chair); (ii) a committee member retainer ($10,000 for the Audit Committee, $7,500 for the Compensation Committee and $5,000 for the Nominating & Governance Committee); (iii) a committee chair retainer ($20,000 for the Audit Committee, $15,000 for the Compensation Committee and $10,000 for the Nominating & Governance Committee); and (iv) an equity grant in the form of $170,000 in restricted stock units with a one-year vesting term. Additionally, we awarded 24,130 RSUs to Jonathan Corr at the completion of the IPO under the 2021 Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

In connection with our IPO, effective July 23, 2021, we adopted the Paycor HCM, Inc. 2021 Omnibus Incentive Plan (“2021 Plan”) and the Paycor HCM, Inc. 2021 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes information as of July 23, 2021 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time. The table below gives effect to the conversion of LTIP Units into restricted stock units as described above in the section captioned “Factors Affecting the Comparability of our Results of Operations – IPO-Related Expenses” in Item 7 - Management’s Discussion and Analysis of Results of Operations and in Note 20 - Subsequent Events in Item 8 - Financial Statements and Supplementary Data. The only plans pursuant to which the Company may currently make additional equity grants or issue equity compensation are the 2021 Plan and the ESPP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Omnibus Incentive Plan	3,523,988	$23.00	9,923,888	(3)
Employee Stock Purchase Plan	—	—	3,100,000	(4)
Total:	3,523,988	$23.00	13,023,888

(1) Column (a) includes the following outstanding equity awards:

•1,135,144 stock options; and
•2,388,844 restricted stock units

(2) The weighted-average exercise price set forth in this column is calculated without regard to restricted stock units, which do not have an exercise price.

(3) These shares available for grant as of July 23, 2021 under the 2021 Plan pursuant to which we may make various stock-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. Does not include 352,124 restricted stock units which were granted and vested effective July 23, 2021.

(4) These shares are reserved for issuance under the ESPP. The first offering period will commence on September 1, 2021 and end December 31, 2021.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of August 31, 2021, for

•Each person or group known to us who beneficially owns more than 5% of our common stock

•Each of our directors.

•Each of our Named Executive Officers.

•All of our directors and executive officers as a group.

Each shareholder’s percentage ownership is based on common stock outstanding as of August 31, 2021.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of August 31, 2021, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o 4811 Montgomery Road, Cincinnati, Ohio 45212. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Number of Shares	Percentage

5% Stockholders
Pride Aggregator (1)	141,093,953	80.9%
Directors and Name Executive Officers:
Raul Villar	—	*
Adam Ante	10,000	*
Chuck Mueller	55,000	*
Whit Bouck	200	*
Katie Burke	—	*
Steve Collins	10,000	*
Jonathan Corr	5,000	*
Umang Kajaria	—	*
Scott Miller	—	*
Jason Wright	—	*
Directors and executives officers as a group (12 individuals)	92,200	*

(1) Pride GP, Inc. is the general partner of Pride Aggregator and Apax IX GP Co. Limited (“Apax IX GP”) is the sole shareholder of Pride GP, Inc. Apax IX GP is the investment manager of the relevant investment vehicles in the fund known as Apax IX and is controlled by a board of directors consisting of Simon Cresswell, Andrew Guille, Martin Halusa, Paul Meader and David Staples. The registered address for Apax IX is Third Floor Royal Bank Place, 1 Glategny Esplanade, St Peter Port, Guernsey GY1 2HJ.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies for Approval of Related Party Transactions

We have adopted a policy with respect to the review, approval, and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related party transactions, our Audit Committee considers the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires our Audit Committee to consider, among other factors it deems appropriate:

•The related person’s relationship to us and interest in the transaction.

•The material facts of the proposed transaction, including the proposed aggregate value of the transaction.

• The impact on a director’s independence in the event the related person is a director or an immediate family member of the director.

•The benefits to us of the proposed transaction.

•If applicable, the availability of other sources of comparable products or services.

•An assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our shareholders, as the Audit Committee determines in good faith.

In addition, under our code of business conduct and ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described in the section entitled “Executive Compensation,” below we describe transactions since July 1, 2020 to which we were a participant or will be a participant, in which:

•The amounts involved exceeded or will exceed $120,000.

•Any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Director Nomination Agreement

In connection with our IPO, we entered into a Director Nomination Agreement with Apax Partners that provides Apax Partners the right to designate nominees for election to our Board for so long as Apax Partners beneficially owns 5% or more of the total number of shares of our common stock that it owns as of the completion of the IPO. Apax Partners may also assign its designation rights under the Director Nomination Agreement to an affiliate.

The Director Nomination Agreement provides Apax Partners the right to designate: (i) all of the nominees for election to our Board for so long as Apax Partners beneficially owns at least 40% of the total number of shares of our common stock beneficially owned by Apax Partners upon completion of the IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in the Company’s capitalization, or the Original Amount; (ii) 40% of the nominees for election to our Board for so long as Apax Partners beneficially owns less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as Apax Partners beneficially owns less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as Apax Partners beneficially owns less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as Apax Partners beneficially own at least 5% of the Original Amount. Apax Partners’ nominees must comply with applicable law and stock exchange rules. If Pride Aggregator, the investment vehicle through which Apax Partners holds its investment, is dissolved after the IPO, then Apax Partners will be permitted to nominate (i) up to three directors so long as it owns at least 25% of the Original Amount, (ii) up to two directors so long as it owns at least 15% of the Original Amount and (iii) one director so long as it owns at least 5% of the Original Amount. Apax Partners has agreed in the Director Nomination Agreement to vote any shares of our common stock and any other securities held by it in favor of the election to our Board of the directors so designated. At any time when Apax Partners has the right to designate at least one nominee for election to our Board, Apax Partners will also have the right to have one of its nominated directors hold one seat on each Board committee, subject to satisfying any applicable stock exchange rules or regulations regarding the independence of Board committee members. In addition, Apax Partners shall be entitled to designate the replacement for any of its Board designees whose Board service terminates prior to the end of the director’s term regardless of Apax Partners’ beneficial ownership at such time. The Director Nomination Agreement also provides for certain consent rights for Apax Partners so long as it owns at least 5% of the Original Amount, including for any increase to the size of our Board. Additionally, the Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the prior written consent of Apax Partners for so long as Apax Partners holds at least 5% of the total outstanding voting power. This agreement will terminate at such time as Apax Partners owns less than 5% of our outstanding common stock.

Registration Rights Agreement

We are party to a registration rights agreement with Pride Aggregator and the Preferred Holders (as defined therein) of Registrable Securities (as defined below). Pride Aggregator is entitled to request that we register Pride Aggregator’s shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” Pride Aggregator is also entitled to participate in certain of our registered offerings, subject to the restrictions in the registration rights agreement. We will pay Pride Aggregator’s expenses in connection with Pride Aggregator’s exercise of these rights. Pride Aggregator and the Preferred Holders are also entitled to customary “piggyback” registration rights. In addition, on the first anniversary of our IPO or as promptly as practicable thereafter, so long as the Company is then-eligible to use any applicable short-form registration, the Company will use its reasonable best efforts to cause a registration statement for the sale or distribution by the Preferred Holders, and any other holders approved by Pride Aggregator, of the Registrable Securities held by such holders on a delayed or continuous basis pursuant to Rule 415 (the “Resale Shelf Registration”), to be filed and declared effective under the Securities Act.

The registration rights described in the above paragraph apply to (i) shares of common stock held by Pride Aggregator or any of its affiliates (ii) shares of common stock held by any Preferred Holder or any of its affiliates, (iii) shares of common stock held by any Other Investors (as defined in the registration rights agreement) or any of their affiliates, and (iv) any equity securities of the Company or any subsidiary issued or issuable with respect to the common stock described in clauses (i), (ii), or (iii) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions, or Registrable Securities (clauses (i) through (iv) collectively referred to as “Registrable Securities”). These registration rights are also for the benefit of any subsequent holder of Registrable Securities; provided that any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or repurchased by us or our subsidiaries. In addition, any Registrable Securities held by a person other than Pride Aggregator or its affiliates that may be sold under Rule 144(b)(1)(i) without limitation under any of the other requirements of Rule 144 will cease to be Registrable Securities.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement, and reimbursement, to the fullest extent permitted under the DGCL. Additionally, we may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Delaware law.

Redemption Agreement and Intercompany Promissory Note with Pride Aggregator

In December 2020 and January 2021, we completed private placements of our Series A Preferred Stock that generated aggregate net proceeds of approximately $270 million. In connection with the December 2020 private placement closing, we entered into a Redemption Agreement with Pride Aggregator, pursuant to which we used $180 million from the proceeds from the private placement, together with a $65 million Intercompany Promissory Note issued to Pride Aggregator (the “Intercompany Note”), to repurchase 7,000 outstanding shares of common stock (10,620,260 shares adjusted for the 1,517.18 for 1 share IPO stock split) held by Pride Aggregator. In connection with the January 2021 private placement closing, we repaid the Intercompany Note in full. The Intercompany Note was payable on demand and accrued interest at a rate of 0.15% per annum.

Midco Redeemable Preferred Stock

On November 2, 2018 in connection with the Apax Acquisition, Pride Midco, our direct wholly-owned subsidiary, issued 200,000 shares of Midco Redeemable Preferred Stock to certain institutional investors. We redeemed all of the outstanding Midco Redeemable Preferred Stock in connection with the consummation of our IPO. An affiliate of Apax Partners owned $25 million of the Midco Redeemable Preferred Stock and received approximately $32.5 million in proceeds upon the redemption of the Midco Redeemable Preferred Stock. The Midco Redeemable Preferred Stock is reflected as a redeemable noncontrolling interest in our consolidated balance sheets.

Director Independence

The listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

The Board has determined that Ms. Bouck, Ms. Burke, Mr. Collins, Mr. Corr and Mr. Miller meet the Nasdaq requirements to be independent directors. In making this determination, our Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that our Board deemed relevant in determining their independence, including beneficial ownership of our common stock.

Controlled Company Status

Apax Partners, through its control of Pride Aggregator, controls a majority of our outstanding common stock. As a result, we are a “controlled company.” Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•We have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange.

•We have a compensation committee that is composed entirely of independent directors.

•We have a nominating and corporate governance committee that is composed entirely of independent directors.

Item 14. Principal Accountant Fees and Services

The aggregate fees for professional services rendered by Ernst & Young LLP (“EY”) for the years ended June 30, 2021 and 2020, were as follows (amounts in thousands of U.S. Dollars):

	2021	2020
Audit Fees (1)	$1,843	$263
Audit-Related Fees (2)	332	—
Tax Fees (3)	421	250
All Other Fees (4)	208	6
Total Fees	$2,804	$519

A description of the types of services provided in each category is as follows:

(1) Audit Fees - Consists of fees incurred for professional services rendered in connection with the audit of the consolidated financial statements, reviews of the quarterly consolidated financial statements, issuances of consents, and similar matters. This category also includes fees for services incurred in connection with the Company’s initial public offering and nonrecurring transactions.

(2) Audit-Related Fees - Consists of fees incurred for due diligence procedures in connection with acquisitions.

(3) Tax Fees - Consists of fees for professional services for tax compliance and related activities of $266 and $226 in fiscal year 2021 and 2020, respectively. Tax Fees also include fees for tax advice on international, federal and state tax planning matters of $155 and $24 in fiscal year 2021 and 2020, respectively. Tax compliance and related activities include U.S. and international tax compliance (including state and local), assistance with tax reporting requirements and audit compliance, and transfer pricing documentation.

(4) All Other Fees - Consists of fees for permitted products and services other than those that meet the criteria above. Such fees relate to a subscription to EY’s accounting and reporting research tools in both fiscal year 2021 and 2020, and readiness activities related to the Company’s initial public offering in fiscal year 2021.

Pre-Approval Policies and Procedures

The Audit Committee pre-approved all audit and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by EY. The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1) Consolidated Financial Statements
Our Consolidated Financial Statements are set forth in “Item 8 - Financial Statements and Supplementary Data” of this report.

(a)(2) Financial Statement Schedules
All other financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Paycor HCM, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

3.2
Amended and Restated Bylaws of Paycor HCM, Inc., effective July 23, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

4.1
Registration Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sponsor Investors and the Preferred Holders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1
Credit Agreement, dated as of November 2, 2018, conformed to Amendments No. 1 and No. 2, by and between Pride Guarantor, Inc., Paycor, Inc., the lender party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)

10.2
Credit Agreement, dated as of June 11, 2021, by and between Pride Guarantor, Inc., Paycor, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, as amended from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021)

10.3
Director Nomination Agreement, dated as of July 23, 2021, by and among Paycor HCM, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.4
Certificate of Designation of Series A Redeemable Preferred Stock of Pride Midco, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)

10.5+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.6+
Paycor HCM, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 2021)

10.7+
Paycor HCM, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 23, 2021)

10.8+
Form of Board of Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.9+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.10+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.11+	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on June 29, 2021)
10.12+	Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on June 29, 2021)
10.13+	Annual Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 2021)
21.1	List of subsidiaries of Paycor HCM, Inc.
23.1	Consent of Ernst & Young LLP
24.1	Powers of attorney (included on signature page)
31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, Pursuant to Rule 18 U.S.C. Section 1350
32.2**	Certification of the Chief Financial Officer, Pursuant to Rule 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Indicates a management contract or compensatory plan or arrangement.
** This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16.    Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	September 2, 2021	By:	/s/ RAUL VILLAR JR.
		Name:	Raul Villar Jr.
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raul Villar Jr., Adam Ante and Alice Geene, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAUL VILLAR JR.	Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2021
Raul Villar Jr.

/s/ ADAM ANTE	Chief Financial Officer (Principal Financial and Accounting Officer)	September 2, 2021
Adam Ante

/s/ WHITNEY BOUCK	Director	September 2, 2021
Whitney Bouck

/s/ KATHLEEN BURKE	Director	September 2, 2021
Kathleen Burke

/s/ STEVE COLLINS	Director	September 2, 2021
Steve Collins

/s/ JONATHAN CORR	Director	September 2, 2021
Jonathan Corr

/s/ UMANG KAJARIA	Director	September 2, 2021
Umang Kajaria

/s/ SCOTT MILLER	Director	September 2, 2021
Scott Miller

/s/ JASON WRIGHT	Director	September 2, 2021
Jason Wright