Form 10-Q
period 2021-09-30
PAYCOR HCM, INC.
filed 2021-11-12
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2021, the number of shares of the Registrant’s Common Stock outstanding was 174,429,903 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2021	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,787	$2,634
Accounts receivable, net	15,983	16,472
Deferred contract costs	27,559	24,503
Prepaid expenses	10,663	6,586
Other current assets	1,559	1,516
Current assets before funds held for clients	181,551	51,711
Funds held for clients	1,578,052	670,315
Total current assets	1,759,603	722,026
Property and equipment, net	40,055	41,080
Goodwill	750,394	750,802
Intangible assets, net	323,467	355,323
Capitalized software, net	33,966	31,310
Long-term deferred contract costs	99,528	90,880
Other long-term assets	18,352	19,532
Total assets	$3,025,365	$2,010,953
Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$12,822	$11,978
Accrued expenses and other current liabilities	13,347	15,782
Accrued payroll and payroll related expenses	24,530	32,305
Deferred revenue	10,821	11,948
Current liabilities before client fund obligations	61,520	72,013
Client fund obligations	1,577,642	669,960
Total current liabilities	1,639,162	741,973
Deferred income taxes	70,846	76,138
Other long-term liabilities	14,640	16,680
Long-term debt, net	—	49,100
Total liabilities	1,724,648	883,891
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	—	248,423
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 174,429,903 shares outstanding at September 30, 2021 and 141,097,740 outstanding at June 30, 2021, respectively	174	141
Treasury stock, at cost, 10,620,260 shares at September 30, 2021 and June 30, 2021	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at September 30, 2021 and June 30, 2021, respectively	—	—
Series A preferred stock, $0.001 par value, 10,000 shares authorized, — and 7,715 shares outstanding at September 30, 2021 and June 30, 2021, respectively	—	262,772
Additional paid-in capital	1,874,040	1,133,399
Accumulated deficit	(329,408)	(275,751)
Accumulated other comprehensive income	985	3,152
Total stockholders' equity	1,300,717	878,639
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$3,025,365	$2,010,953

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended
	September 30,
	2021	2020
Revenues:
Recurring and other revenue	$92,416	$78,551
Interest income on funds held for clients	316	510
Total revenues	92,732	79,061
Cost of revenues	45,611	34,484
Gross profit	47,121	44,577
Operating expenses:
Sales and marketing	45,788	24,343
General and administrative	43,411	33,417
Research and development	10,191	8,284
Total operating expenses	99,390	66,044
Loss from operations	(52,269)	(21,467)
Other (expense) income:
Interest expense	(235)	(486)
Other	1,224	196
Loss before benefit for income taxes	(51,280)	(21,757)
Income tax benefit	(9,244)	(4,425)
Net loss	(42,036)	(17,332)
Less: Accretion of redeemable noncontrolling interests	11,621	5,050
Net loss attributable to Paycor HCM, Inc.	$(53,657)	$(22,382)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.32)	$(0.15)
Weighted-average common shares outstanding:
Basic and diluted	166,459,168	151,718,000
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Net loss	$(42,036)	$(17,332)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(153)	(7)
Unrealized losses on available-for-sale securities, net of tax	(61)	(59)
Other comprehensive loss, net of tax	(214)	(66)
Comprehensive loss	(42,250)	(17,398)
Less: Comprehensive income attributable to redeemable noncontrolling interests	11,621	5,050
Comprehensive loss attributable to Paycor HCM, Inc.	$(53,871)	$(22,448)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, July 1, 2020	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(22,382)	—	(22,382)
Stock-based compensation expense	—	—	—	—	—	1,697	—	—	1,697
Other comprehensive loss	—	—	—	—	—	—	—	(66)	(66)
Balance September 30, 2020	—	$—	151,718,000	$152	$—	$1,130,913	$(201,195)	$2,704	$932,574

	Preferred Stock		Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, July 1, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(53,657)	—	(53,657)
Stock-based compensation expense	—	—	—	—	—	—	—	21,812	—	—	21,812
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(214)	(214)
Other	—	—	—	—	—	—	—	1,943	—	(1,953)	(10)
Balance September 30, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,874,040	$(329,408)	$985	$1,300,717
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,036)	$(17,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,718	1,621
Amortization of intangible assets and software	36,870	33,236
Amortization of deferred contract costs	6,634	3,922
Stock-based compensation expense	21,812	1,697
Amortization of debt acquisition costs	20	155
Deferred tax benefit	(9,253)	(4,425)
Bad debt expense	794	366
Gain on sale of investments	(6)	(39)
Gain on installment sale	(1,359)	—
Loss on foreign currency exchange	222	14
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(316)	(1,428)
Prepaid expenses and other current assets	(4,120)	(1,736)
Other long-term assets	(218)	91
Accounts payable	801	643
Accrued liabilities	(8,700)	(5,710)
Deferred revenue	(1,185)	(456)
Other long-term liabilities	(585)	2,321
Deferred contract costs	(18,338)	(14,850)
Net cash used in operating activities	(17,245)	(1,910)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(39,708)	(91,116)
Proceeds from sale and maturities of client funds available-for-sale securities	39,932	91,090
Purchase of property and equipment	(803)	(546)
Proceeds from note receivable on installment sale	3,040	—
Acquisition of intangible assets	(195)	—
Acquisition of Paltech Solutions, Inc., net of cash acquired	—	(16,511)
Internally developed software costs	(7,524)	(5,017)
Net cash used in investing activities	(5,258)	(22,100)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	906,626	(81,509)
Proceeds from line-of-credit	3,500	28,500
Repayments of line-of-credit	(52,600)	(33,501)
Proceeds from debt	—	25,000
Repayments of debt	—	(207)
Proceeds from the issuance of common stock sold in the IPO, net of offering costs	455,040	—
Redemption of Redeemable Series A Preferred Stock (acquisition of non-controlling interest)	(260,044)	—
Other financing activities	(395)	(345)
Net cash provided by (used in) financing activities	1,052,127	(62,062)
Impact of foreign exchange on cash and cash equivalents	(3)	(1)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	1,029,621	(86,073)
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of year	560,000	546,448
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of year	$1,589,621	$460,375
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$48	$754
Cash paid during the year for interest	$150	$177
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$125,787	$1,978
Restricted cash and short-term investments	—	6,726
Funds held for clients	1,463,834	451,671
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,589,621	$460,375
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM” or “the Company”) and its subsidiaries is a cloud-based provider of human capital management (“HCM”) software solutions for small and medium-sized employers located primarily in the United States (“U.S.”). Solutions provided include payroll, workforce management and human resources (“HR”) related services such as talent management, reporting and analytics and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
Paycor HCM is a holding company with no operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018. Paycor HCM is owned and controlled by Pride Aggregator, L.P. which is controlled by a syndication led by Apax Partners L.P. (“Apax”), a private equity firm, with a noncontrolling interest of a subsidiary company held by accredited individuals (as defined by U.S. Securities and Exchange Commission (“SEC”) rules and regulations). As a result of the Apax Acquisition, Paycor is an indirect controlled subsidiary of Paycor HCM.

Initial Public Offering

On July 20, 2021, the Company priced the initial public offering (“IPO”) of 18,500,000 shares of its common stock (the “Firm Shares”), $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of common stock from the Company (the “Option Shares”), which was exercised by the underwriters in whole. The IPO closed and both the Firm Shares and the Option Shares were delivered on July 23, 2021. In aggregate, the IPO shares issued generated approximately $455,040, which is net of approximately $30,583 in underwriters’ discount and $3,702 of offering costs paid during the three months ended September 30, 2021. These costs were recorded to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets. Upon the closing of the IPO:

•all of the Company’s outstanding shares of Series A Preferred Stock were automatically converted into 11,705,039 shares of the Company’s common stock;
•the Company used a portion of the proceeds to effect the redemption of all of the outstanding shares of the Series A Redeemable Preferred Stock (acquisition of non-controlling interest) (“Series A Redeemable Preferred Stock” or “Redeemable Noncontrolling Interest”) at a redemption price of 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, for a total of approximately $260,000;
•the outstanding Long Term Incentive Plan Units (“LTIP Units”) converted to 1,761,578 restricted stock units (“RSUs”) and the Company began recognizing compensation expense equal to the aggregate dollar value over the requisite two-year service period; and
•the performance-based units under the Pride Aggregator, L.P. Management Equity Plan (“MEP”) converted to time-based vesting units, with 25% vesting upon successive 6-month anniversary dates for the 24 months following the Company’s IPO.

Upon completion of the IPO, $4,595 of offering costs, $3,702 of which were paid during the three months ended September 30, 2021, were recorded to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets.

In connection with the Company’s IPO, the Company executed a 1,517.18 for 1 share stock split (“IPO Stock Split”) relating to its common stock. In connection with the IPO Stock Split, the Company increased its common stock authorization from 200,000 to 500,000,000 shares. All share and per share amounts have been retroactively adjusted to reflect the IPO Stock Split for all periods presented within the unaudited condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2021 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2021. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for the full year. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.
 Use of estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recognition of revenue, evaluation of potential impairment of goodwill and intangible assets, and the valuation of stock-based compensation.
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
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

For periods prior to the July 2021 IPO, the Company estimated grant date fair value using the Monte Carlo simulation model. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected volatility, expected term and the expected risk-free rate of return.

For periods subsequent to the July 2021, IPO, the Company estimates grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. See Note 13 - “Equity Compensation Plans” for additional information on the Company’s stock-based compensation plans.

Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $3,185 and $2,402 as of September 30, 2021 and June 30, 2021, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a customer’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $4,986 and $3,403 for the three months ended September 30, 2021 and 2020, respectively.
Income taxes
Income tax benefit for the three months ended September 30, 2021 and 2020 was $9,244 and $4,425, respectively, reflecting an effective tax rate of 18.0% and 20.3% for the three month periods ended September 30, 2021 and 2020, respectively.
Pending accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). This update amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short term leases). The Company has formed a project team to review contracts to determine which qualify as a lease and then evaluate the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company anticipates that the adoption of this standard will materially affect the condensed consolidated balance sheet and may require changes to the processes used to account for leases. The Company is evaluating the transition methods and expects to adopt this new standard in the fiscal year beginning July 1, 2022.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended guidance will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its condensed consolidated financial statements and expects to adopt this new standard in the fiscal year beginning July 1, 2023.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2021	2020
Recurring fees	$89,209	$75,066
Implementation services and other	3,207	3,485
Recurring and other revenue	$92,416	$78,551
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$16,047	$15,916
Deferred revenue acquired	—	1,374
Deferral of revenue	3,612	2,304
Revenue recognized	(4,799)	(2,814)
Impact of foreign exchange	(49)	51
Balance, end of period	$14,811	$16,831
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the condensed consolidated balance sheets. The Company will recognize deferred revenue of $9,126 in fiscal year 2022, $4,596 in fiscal year 2023, $770 in fiscal year 2024, and $319 thereafter.
 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended September 30, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$8,074	$(3,023)	$57,977
Costs to fulfill a contract	62,457	10,264	(3,611)	69,110
Total	$115,383	$18,338	$(6,634)	$127,087

	As of and for the Three Months Ended September 30, 2020
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$32,233	$7,101	$(1,770)	$37,564
Costs to fulfill a contract	39,689	7,749	(2,152)	45,286
Total	$71,922	$14,850	$(3,922)	$82,850
Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the condensed consolidated balance sheets. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expense in the unaudited condensed consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented.
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Paltech Solutions, Inc.
On September 24, 2020, the Company entered into a share purchase agreement with Paltech Solutions, Inc. (doing business as “7Geese”), a performance management SaaS application, to acquire 100% of the equity interests (the “7Geese Acquisition”).

The acquisition enabled the Company to expand its current service offerings. The cash consideration was funded using proceeds from the issuance of a term loan.
The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, $1,661 of which is deductible for tax purposes. Goodwill consists primarily of the acquired workforce, synergistic benefits, and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the 7Geese Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of Company products. The final purchase price is as follows:

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
The deferred consideration related to the 7Geese Acquisition consisted of a one-time payment due and paid in the second quarter of fiscal year 2022.
The Company incurred transaction costs of approximately $500 related to the 7Geese Acquisition, of which approximately $400 relates to the three months ended September 30, 2020. These costs were expensed as incurred in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial payment of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company is required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period.
The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of September 30, 2021, the weighted average amortization period for these intangible assets was approximately 2.3 years. The contingent payments will be recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,463,834	$—	$—	$1,463,834
U.S. Treasury and direct obligations of U.S. government agencies	29,495	40	(3)	29,532
Corporate bonds	51,490	789	(127)	52,152
Commercial paper	21,133	6	—	21,139
Other securities	11,164	265	(34)	11,395
	$1,577,116	$1,100	$(164)	$1,578,052

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
U.S. Treasury and direct obligations of U.S. government agencies	28,757	92	(11)	28,838
Corporate bonds	50,188	1,900	(189)	51,899
Commercial paper	21,831	11	(6)	21,836
Other securities	9,821	629	(74)	10,376
	$667,963	$2,632	$(280)	$670,315
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months ended September 30, 2021 and 2020, were approximately $39,932 and $91,090, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes these unrealized losses result from changes in interest rates rather than credit risk, and therefore does not believe these unrealized losses are other-than-temporarily impaired.

Expected maturities as of September 30, 2021 for client fund assets are as follows:

Due within one year	$1,511,593
Due after one year to two years	34,595
Due after two years to three years	19,538
Due after three years	12,326
Total	$1,578,052

6. PROPERTY AND EQUIPMENT, NET:
Property and equipment at cost and accumulated depreciation were as follows:

	September 30, 2021	June 30, 2021
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	14,142	13,427
Furniture and fixtures	4,562	4,596
Office equipment	2,334	2,337
Leasehold improvements	8,200	8,227
	56,673	56,022
Accumulated depreciation and amortization	(16,618)	(14,942)
Property and equipment, net	$40,055	$41,080
Depreciation and amortization of property and equipment was approximately $1,718 and $1,621 for the three months ended September 30, 2021 and 2020, respectively.
7. CAPITALIZED SOFTWARE, NET:
Components of capitalized software was as follows:

	September 30, 2021	June 30, 2021
Capitalized software	$60,408	$52,945
Accumulated amortization	(26,442)	(21,635)
Capitalized software, net	$33,966	$31,310
Amortization expense for capitalized software was approximately $4,820 and $2,732 for the three months ended September 30, 2021 and 2020, respectively.
The following is a schedule of future amortization expense as of September 30, 2021:

2022 (remaining nine months)	$14,119
2023	13,246
2024	6,382
2025	219
2026	—
$33,966

8. GOODWILL AND INTANGIBLE ASSETS:
Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired.
The following details the changes in goodwill during the three months ended September 30, 2021:

Balance at July 1, 2021	$750,802
Impact of foreign exchange	(408)
Balance at September 30, 2021	$750,394
Components of intangible assets were as follows:

	September 30, 2021	June 30, 2021
Cost:
Technology	$140,665	$140,665
Customer relationships	435,177	434,983
Trade name	105,672	105,672
Total cost	$681,514	$681,320
Accumulated amortization:
Technology	$(128,391)	$(116,669)
Customer relationships	(209,102)	(190,538)
Trade name	(20,554)	(18,790)
Total accumulated amortization	$(358,047)	$(325,997)
Intangible assets, net	$323,467	$355,323
Amortization expense for intangible assets was approximately $32,050 and $30,504 for the three months ended September 30, 2021 and 2020, respectively.
The following is a schedule of future amortization expense as of September 30, 2021:

2022 (remaining nine months)	$68,508
2023	85,189
2024	80,437
2025	30,639
2026	7,043
Thereafter	51,651
$323,467

9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
The Company’s long-term debt consists of the following:

	September 30, 2021	June 30, 2021
2021 Credit Facility	$—	$49,100
Less: Unamortized debt issuance costs	—	—
Total long-term debt (including current portion)	—	49,100
Less: Current portion	—	—
Total long-term debt, net	$—	$49,100
2021 Credit Agreement
On June 11, 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders party thereto, providing a $100,000 senior secured revolving credit facility (the “2021 Credit Facility” and the loans thereunder, the “2021 Loans”). The 2021 Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the 2021 Credit Facility in a principal amount up to $300,000, with a resulting maximum principal amount of $400,000.

On September 3, 2021, the Company entered into an amendment (the “2021 Amendment”) to the 2021 Credit Agreement which provides for an increase in the size of the 2021 Credit Agreement from $100,000 to $200,000. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.
The 2021 Loans have variable interest rates. The interest rate on the 2021 Loans equals, at the Company’s option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of LIBOR borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of LIBOR borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.
The 2021 Credit Facility requires the Company to pay a quarterly unused fee of (i) prior to an initial public offering, 0.25% and (ii) following an initial public offering, between 0.10% per annum and 0.175% per annum based on our total leverage ratio.
The 2021 Credit Facility commitments will mature on June 11, 2026.
Borrowings under the 2021 Credit Agreement are guaranteed by our subsidiary, Pride Guarantor, Inc. and certain of our other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor, Inc.
The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of September 30, 2021, the Company was in compliance with all covenants.
On July 15, 2021 and August 9, 2021, the Company repaid $4,600 and $44,500, respectively, of revolver borrowings under its 2021 Credit Facility.
As a result of the Company entering into the 2021 Amendment, the Company expensed approximately $35 primarily consisting of third party costs. Amounts expensed relating to the 2021 Amendment are recorded as other (expense) income - other on the unaudited condensed consolidated statement of operations for three months ended September 30, 2021.
Additionally, the Company capitalized approximately $100 of deferred financing fees for the three months ended September 30, 2021 in connection with the 2021 Amendment, which are included in other long-term assets within the condensed consolidated balance sheets.

The Company had no outstanding letters of credit as of September 30, 2021 or June 30, 2021.
10. FAIR VALUE MEASUREMENTS:
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of September 30, 2021 and June 30, 2021, because of the relatively short maturity of these instruments. Additionally, the Company believes the fair value of the amounts outstanding under the Company’s 2021 Credit Facility as of June 30, 2021, approximate carrying value because their variable interest rate terms correspond to the current market terms.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and June 30, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,463,834	$—	$—	$1,463,834
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S government agencies	—	29,532	—	29,532
Corporate bonds	—	52,152	—	52,152
Commercial paper	—	21,139	—	21,139
Other securities	—	11,395	—	11,395
	$1,463,834	$114,218	$—	$1,578,052

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S government agencies	—	28,838	—	28,838
Corporate bonds	—	51,899	—	51,899
Commercial paper	—	21,836	—	21,836
Other securities	—	10,376	—	10,376
	$557,366	$112,949	$—	$670,315
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
11. REDEEMABLE NONCONTROLLING INTERESTS:

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its July 2021 IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or approximately $260,000. As of September 30, 2021, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the three months ended September 30, 2021 and 2020 includes $11,621 and $5,050 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increase the liquidation preference on each preferred share.
The following table shows the change in the Company’s Redeemable Noncontrolling Interests from July 1, 2021 to September 30, 2021:

Balance at July 1, 2021	$248,423
Accretion of Series A Redeemable Preferred Stock	11,621
Redemption of outstanding shares	(260,044)
Balance at September 30, 2021	$—
12. CAPITAL STOCK:
Following the IPO Stock Split, the Company is now authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time-to-time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. As of September 30, 2021 and June 30, 2021, there were 174,429,903 and 141,097,740 shares of common stock outstanding, respectively.

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
In July 2021, the Company amended and restated its certificate of incorporation and authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2021, there was no preferred stock outstanding.
13. EQUITY COMPENSATION PLANS:
All stock-based awards to employees are recognized as compensation costs in the unaudited condensed consolidated financial statements based on fair value measured as of the date of grant. These costs are recognized as an expense in the unaudited condensed consolidated statements of operations over the requisite service period and increase additional paid-in capital.
The Company recognized stock-based compensation costs for the three months ended September 30, 2021 and 2020 of $21,812 and $1,740, respectively. The total income tax expense recognized in the unaudited consolidated statement of operations for stock-based compensation arrangements was $2,517 and $356 for the three months ended September 30, 2021 and 2020, respectively

Long Term Incentive Plan Units converted to Restricted Stock Units
In connection with the Company’s IPO, the LTIP Units converted to 1,761,578 RSUs, of which 20% of the aggregate dollar value vested upon conversion and was recognized as compensation expense. The remaining aggregate dollar value is being recognized as compensation expense over the requisite two-year service period relating to the LTIP units.
Management Equity Plan Units
Under the terms of the Company’s MEP, one-half of the profits interest units vest based on an associate’s service time. The time-vesting units vest 25% on the first anniversary after the vesting commencement date and thereafter in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the time-vesting units occurring on the fourth anniversary of the vesting commencement date. MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits the award to participate in distributions only to the extent the distribution amount for the units exceed the floor amount.

The MEP incentive time-vesting units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP incentive units at the grant date is recognized as the incentive units vest. The Company estimated the fair value of the MEP incentive units using the Monte Carlo simulation method.

Vesting for the second half of the MEP incentive units is established based on the Company’s performance relative to Apax Partners’ original invested amount, with the performance calculations defined in the plan triggered by the Company’s IPO (implied performance condition). As a result of the Company’s July 2021 IPO, and due to an election by Apax Partners, the performance-vesting incentive units converted to time-based vesting units, with 25% vesting upon successive six-month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, the Company estimated fair value as of the modification date.

The modified MEP incentive awards are accounted for as equity awards and the compensation expense calculated based upon the fair value of the modified MEP incentive awards at the modification date is recognized as the incentive units vest. The Company estimated the fair value of the modified MEP incentive awards based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP.

The following table presents the MEP unit incentive activity:

	Time-Based Units			Modified MEP Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2021	38,079	$578	$442	36,879	$593	$379
Granted	—	—	—	—	—	—
Forfeited	(141)	1,204	412	(232)	779	1,232
Outstanding at September 30, 2021	37,938	$576	$442	36,647	$592	$1,420
As of September 30, 2021, there was $6,701 of unrecognized compensation expense for the unvested time-based awards that will be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of time-based units vested during the three months ended September 30, 2021 and 2020 was $397 and $533, respectively.

As of September 30, 2021, the unrecognized compensation expense related to the unvested modified MEP awards was $47,035 that will be recognized over a weighted average period of 1.8 years. No modified MEP units vested during the three months ended September 30, 2021 or 2020.

2021 Omnibus Plan
On July 20, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). The Company has reserved 13,800,000 shares of common stock for future issuance under the 2021 Plan pursuant to which employees, consultants and directors of the Company and its affiliates performing services for the Company, including the Company’s executive officers, are eligible to receive awards. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of the Company’s shareholders.
Stock Options
In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of common stock. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the three month ended September 30, 2021:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	—	$—	$—	—	$—
Granted	1,135,144	23.00	9.36	9.8	—
Exercised	—	—	—	—	—
Forfeited and cancelled	—	—	—	—	—
Outstanding at September 30, 2021	1,135,144	$23.00	$9.36	9.8	$13,803
Exercisable as of September 30, 2021	—	$—	$—	—	$—
None of the stock options were exercised during the period ended September 30, 2021. Total unrecognized compensation cost related to the unvested stock options is $9,921, which is expected to be recognized over a weighted-average period of 2.8 years.

The weighted average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

Weighted-average exercise price per option	$23.00
Expected volatility range of stock	42.5%
Expected life of option (in years)	5.85
Risk-free interest rate	0.81%
Expected dividend yield on stock	0%
Fair value per option	$9.36
The expected option life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The expected volatility was based on the average historical and implied volatility of the Company’s peer group since the Company had no publicly traded stock history as of the grant date. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant.
Restricted Stock Units
The following table summarizes information around RSUs in the Company. These include grants of LTIP Units that were converted to RSUs as described above, as well as grants made in connection with the Company’s IPO. In connection with the Company’s IPO, the Company primarily granted RSUs to executives, its independent directors, members of its IPO transaction team and senior employees of the Company.
RSUs that were granted as a result of the conversion of LTIP Units vest over a two-year period, whereas RSUs that were granted at the time of the Company’s IPO generally vest over a three-year period.

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2021	—	$—
Conversion of LTIP Units	1,761,578	27.01
Granted	979,390	27.01
Vested	(352,124)	27.01
Forfeited	(24,085)	27.01
Outstanding, unvested grants at September 30, 2021	2,364,759	$27.01

As of September 30, 2021, total unrecognized compensation expense related to the RSUs is $58,490, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of RSUs vested during the three months ended September 30, 2021 was $9,511.

Employee Stock Purchase Plan
On July 20, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The Company has reserved 3,100,000 shares of common stock for future issuance under the ESPP. The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the board, to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share of Company common stock on (i) the offering date or (ii) the respective purchase date.

The ESPP grants participating employees the right to acquire Company common stock in increments of 1% to 10% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service (“IRS”) limitations. The first offering period of the Company’s ESPP commenced on September 1, 2021 and is four months in duration.

During the three months ended September 30, 2021, there were no shares purchased under the ESPP.

The Company records stock-based compensation expense within cost of goods sold, sales and marketing expense, general and administrative expense and research and development expense related to the discount given to our participating employees.
14. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three months ended included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three months ended September 30, 2021 and 2020 any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. at September 30, 2021 and September 30, 2020.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2021	2020
Net loss attributable to Paycor HCM, Inc.	$(53,657)	$(22,382)
Weighted-average outstanding shares:
Basic and diluted	166,459,168	151,718,000
Basic and diluted net loss per share	$(0.32)	$(0.15)
15. COMMITMENTS AND CONTINGENCIES:
The Company is subject to various claims, litigation, and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. The resolution of these claims, litigation and regulatory compliance matters, individually or in the aggregate, will not have a material adverse impact on the unaudited condensed consolidated results of operation, financial condition or cash flows. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
16. SUBSEQUENT EVENT:

On October 19, 2021, a secondary offering took place in which certain selling shareholders, including Apax or its affiliates, sold 12,000,000 shares of the Company’s common stock at a public offering price of $32.00 per share. In addition, the selling shareholders granted the underwriters a 30-day option to purchase up to an additional 1,800,000 shares of the Company’s common stock at the same per share price, which was exercised in full on October 26, 2021. The Company did not receive any proceeds from these sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report as well as management’s discussion and analysis and audited consolidated financial statements for the year ended June 30, 2021 included in our most recent Annual Report on Form 10-K. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed below and elsewhere in this report, particularly Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” and “Paycor” and similar references refer to the Company and its consolidated subsidiaries.
Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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

•Damage, failure, or disruption of our Software-as-a-Service (“SaaS”) delivery model, data centers, or our third-party providers’ services.
•Our ability to protect our intellectual and proprietary rights.
•The use of open source software in our applications.
•The growth of the market for cloud-based human capital management and payroll software among small and medium- sized businesses (“SMBs”).
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
•The other risk factors set forth under Item 1A of Part I of the Annual Report on Form 10-K, filed with the SEC on September 2, 2021.

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

Overview
We are a leading SaaS provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower business leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. Over 28,700 customers across all 50 states trust Paycor to help their leaders develop winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, HR-related cloud-based computing services and nonrefundable implementation fees, which represented 99.7% of total revenue for the three months ended September 30, 2021. In addition, we earn interest income on funds held for clients.

We have developed a robust organic sales and marketing engine and broad referral network of insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size, geography, and industry. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Total Revenue	$92,732	$79,061
Loss from Operations	$(52,269)	$(21,467)
Operating Margin	(56.4)%	(27.2)%
Adjusted Operating Income*	$3,392	$12,676
Adjusted Operating Income Margin*	3.7%	16.0%
Net Loss	$(42,036)	$(17,332)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

COVID-19 Pandemic Impact

Many of our prospective and existing customers’ businesses have been impacted by the COVID-19 pandemic and related economic impacts, stay-at-home, business closure, and other restrictive orders, which has resulted in reduced customer employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Because we charge our customers on a per-employee basis for certain services we provide, decreases in headcount of our customers as a result of the pandemic negatively impacted our recurring revenue beginning in our fiscal third quarter of 2020. As of the beginning of March 2020, our customers had approximately 1.9 million customer employees on our platform and we saw a 7% decline through April 18, 2020, which was the lowest point since the beginning of the COVID-19 pandemic, as the U.S. unemployment rate increased to 14.8%. Furthermore, while the number of employees on our platform declined 7%, our number of customers was effectively unchanged over this period. Since then, the number of our customers’ employees on our platform has recovered rapidly. As of September 30, 2021, our existing customers that were active at the beginning of March 2020 had fully regained their lost employees.

The COVID-19 pandemic continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our customers, our operations and general economic conditions, remain uncertain and difficult to predict. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, a decrease in growth in the overall market, among other factors. Therefore, the COVID-19 pandemic may continue to have an unfavorable impact on the growth in both recurring and other revenue and interest income on funds held for clients in future periods for so long as such conditions persist.

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

In the quarter ending June 30, 2020, we implemented certain cost saving initiatives, including consolidating our facilities footprint, reducing employee-related costs, including temporary salary reductions and implementing a hiring freeze, delaying non-essential maintenance projects and eliminating or minimizing discretionary spending. As of September 30, 2021, we have removed all temporary cost and hiring restrictions. Despite the economic challenges driven by the pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Expand Our Sales Footprint to Add New Customers

Our current customer base represents a small portion of the U.S. market for HCM and payroll solutions. We believe there is substantial opportunity to continue to broaden our customer base, particularly in the 15 most populous metropolitan statistical areas in the United States (i.e. Tier 1 markets), by expanding our sales footprint. Our ability to do so will depend on several factors, including the effectiveness of our products, the relative pricing of our products, our competitors’ offerings, and the effectiveness of our marketing efforts.

As of September 30, 2021 and 2020, we had approximately 28,700 and 27,800 customers, respectively, representing a period-over-period increase of 3.2%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period.

In addition, we are also focused on expanding our broker referral relationships to drive the acquisition of new customers. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of business leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. We define “effective PEPM,” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our core HCM product bundle. Additionally, apart from our sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Management, and Employee Engagement.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of paid employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period. Paycor HCM’s net revenue retention remained steady over last quarter as we start to approach pre-pandemic levels. It had been negatively impacted during the pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers. While still below our historical rate in the mid-90s, we are expecting it to improve with recovering employment levels and continued growth as we move through the year.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our data analytics and scheduling products, in 2020 we released our compensation management product, and in 2021 we launched OnDemand Pay and our Talent Management product, which includes performance management, one-on-one coaching and objectives and key result functionality. As a result of these and other product launches, the total list PEPM for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

As a result of our July 2021 Initial Public Offering (“IPO”), we incurred transaction-related expenses. These expenses include transaction bonuses, share-based compensation expense associated with two Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under our Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of the Series A Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Series A Redeemable Preferred Stock are presented below.

We granted Long Term Incentive Plan units (“LTIP Units”) under our Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Equity Incentive Plan. The LTIP Units provided for, at our discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurred and if the LTIP Participant remained employed with us on such date. Our July 2021 IPO resulted in a determination date, for which each LTIP Participant is entitled to an LTIP Payment with respect to 20% of the LTIP Participant’s LTIP Units as of the IPO date and 20% on each of four subsequent payment dates that are six, twelve, eighteen and 24 months following the IPO date. As a result of our IPO, the LTIP Units converted into the entitlement to receive a fixed number of shares of common stock, based on the IPO price. We settled such entitlements by issuing restricted stock units, which will vest on the applicable payment dates and we will recognize approximately $47.6 million of compensation expense over the requisite service period relating to the LTIP Units.

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

The MEP incentive time-vesting units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP incentive units at the grant date is recognized as the incentive units vest. We estimated the fair value of the MEP incentive units using the Monte Carlo simulation method. As of September 30, 2021, there was approximately $6.7 million of unrecognized compensation expense associated with unvested time-based unit awards. The unrecognized compensation expense associated with unvested time-based MEP incentive unit awards outstanding at September 30, 2021 will be recognized over a weighted average period of 1.9 years from September 30, 2021.

Vesting for the second half of the MEP incentive units is established based on our performance relative to Apax Partners’ original invested amount, with the performance calculations defined in the plan, triggered by our IPO (implied performance condition). As a result of our July 2021 IPO, and due to an election by Apax Partners, the performance-vesting incentive units converted to time-based vesting units, with 25% vesting upon successive six-month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

The modified MEP incentive awards are accounted for as equity awards and the compensation expense calculated based upon the fair value of the modified MEP incentive awards at the modification date is recognized as the incentive units vest. We estimate the fair value of the modified MEP incentive awards based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP. As of September 30, 2021, there was approximately $47.0 million of unrecognized compensation expense associated with unvested modified MEP incentive awards. The unrecognized compensation expense associated with the unvested modified MEP incentive units outstanding at September 30, 2021 will be recognized over a period of 1.8 years from September 30, 2021.
In connection with Apax Partners L.P.’s acquisition of us, Pride Midco, Inc., a direct subsidiary of Paycor HCM, Inc., issued $200 million in aggregate initial liquidation preference of the Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock accrued dividends at a rate of LIBOR plus 8.875%. The dividends were payable, or compounded, quarterly on March 31, June 30, September 30 and December 31 of each year. From the issue date through November 2, 2020, dividends were accrued and added to the then-prevailing liquidation preference of the Series A Redeemable Preferred Stock. From November 2, 2020 through the redemption date, we were required to pay 50% of the accrued dividends in cash.

The shares of Series A Redeemable Preferred Stock were accounted for as a redeemable noncontrolling interest in the mezzanine section of our condensed consolidated balance sheet and were accreted using the effective interest method to the redemption value through the net income attributable to redeemable noncontrolling interest line within our unaudited condensed consolidated statement of operations.

We redeemed the Series A Redeemable Preferred Stock in connection with, and using proceeds from, our July 2021 IPO. The redemption price per share was equal to 101% of the liquidation preference, plus accrued and unpaid dividends to the redemption date, or approximately $260.0 million.

Basis of Presentation

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancellable by the customer on 30 days’ notice. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll, workforce management, and HR-related cloud-based computing services. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM or per-employee-per-payroll basis. Recurring revenue is generally recognized as the services are provided during each client’s payroll period. Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services were $14.8 million as of September 30, 2021, with $4.8 million of revenue recognized for three months ended September 30, 2021. Deferred revenue for these nonrefundable upfront fees and recurring subscription services were $16.8 million as of September 30, 2020, with $2.8 million of revenue recognized for three months ended September 30, 2020.

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

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We collect funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearing house arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities. We expect funds held for our clients to generally grow as the employees per customer increase and as we add customers. Interest income on funds held for clients will fluctuate based on market rates of demand deposit accounts, as well as the highly liquid, investment-grade marketable securities in which we invest the client funds.

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

We amortized $3.6 million and $2.2 million of capitalized contract fulfillment costs during the three months ended September 30, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal use software and certain payroll and payroll-related costs for associates who are directly associated with internal use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $16.6 million and $13.7 million of capitalized internal-use and acquired software costs during the three months ended September 30, 2021 and 2020, respectively.

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

We amortized $3.0 million and $1.8 million of capitalized contract acquisition costs during the three months ended September 30, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $20.3 million and $19.5 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended September 30, 2021 and 2020, respectively. The increase in amortization expense in the three months ended September 30, 2021 is attributable to our asset acquisition in February 2021.

We expect our general and administrative expenses to increase in absolute dollars as we grow and scale our business.

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

We capitalize a portion of our development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of our capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the following periods:

	Three Months Ended September 30,
(in thousands)	2021	2020
Capitalized software	$7,241	$5,017
Research and development expenses	$10,191	$8,284

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

Other Income (Expense)

Other income (expense) generally consists of other income and expense items outside of our normal operations, such as realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to our financing arrangements.

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the periods indicated.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$92,416	$78,551
Interest income on funds held for clients	316	510
Total revenues	92,732	79,061
Cost of revenues	45,611	34,484
Gross profit	47,121	44,577
Operating expenses:
Sales and marketing	45,788	24,343
General and administrative	43,411	33,417
Research and development	10,191	8,284
Total operating expenses	99,390	66,044
Loss from operations	(52,269)	(21,467)
Interest expense	(235)	(486)
Other income	1,224	196
Loss before income taxes	(51,280)	(21,757)
Income tax benefit	(9,244)	(4,425)
Net loss	$(42,036)	$(17,332)

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

Revenues

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Revenues:
Recurring and other revenue	$92,416	$78,551	$13,865	18%
Interest income on funds held for clients	316	510	(194)	(38)%
Total revenues	$92,732	$79,061	$13,671	17%

Total revenue for the three months ended September 30, 2021 and 2020 was $92.7 million and $79.1 million, respectively. In the three months ended September 30, 2021 and 2020, recurring and other revenue accounted for $92.4 million and $78.6 million, respectively. Additionally, interest income on funds held for clients accounted for $0.3 million and $0.5 million, respectively, for the three months ended September 30, 2021 and 2020. Total revenues increased primarily as a result of a 3.2% increase in customers to approximately 28,700 at September 30, 2021 from approximately 27,800 at September 30, 2020, an increase in effective PEPM, and an increase in the average number of employees per customer, which has returned to a level similar to what we experienced prior to the beginning of the COVID-19 pandemic.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the three months ended September 30, 2021 and 2020 were $759.9 million and $598.3 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Cost of revenues	$45,611	$34,484	$11,127	32%
Percentage of total revenues	49%	44%
Gross profit	$47,121	$44,577	$2,544	6%
Percentage of total revenues	51%	56%

Total cost of revenues for the three months ended September 30, 2021 and 2020 were $45.6 million and $34.5 million, respectively. Our total cost of revenues increased primarily as a result of a $7.2 million increase in employee-related costs, which includes $1.4 million of share-based compensation expense associated with our IPO, to support new customers, a $2.1 million increase in amortization expense relating to capitalized software, and a $1.5 million increase in amortization of deferred contract costs.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Sales and marketing	$45,788	$24,343	$21,445	88%
Percentage of total revenues	49%	31%

Sales and marketing expenses for the three months ended September 30, 2021 and 2020 were $45.8 million and $24.3 million, respectively. The increase in sales and marketing expense was primarily the result of a $17.3 million increase in employee-related costs, which includes $13.1 million of share-based compensation expense associated with our IPO and $1.5 million in additional marketing costs, both principally to expand our sales coverage, and a $1.9 million increase in travel and event related expenses.

General and Administrative

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
General and administrative	$43,411	$33,417	$9,994	30%
Percentage of total revenues	47%	42%

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $43.4 million and $33.4 million, respectively. The increase in general and administrative expenses was primarily driven by a $7.5 million increase in employee-related costs, which includes $4.0 million of share-based compensation expense associated with our IPO, a $1.2 million increase in professional services, consulting fees and other related costs primarily associated with becoming a public company and a $0.8 million increase in intangible amortization expense primarily associated with our asset acquisition completed in February 2021.

Research and Development

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Research and development	$10,191	$8,284	$1,907	23%
Percentage of total revenues	11%	10%

Research and development expenses for the three months ended September 30, 2021 and 2020 were $10.2 million and $8.3 million, respectively. The increase in research and development expenses was primarily the result of a $1.5 million increase in share-based compensation expense associated with our IPO, and a $0.4 million increase in licensing fees.

 Interest Expense

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Interest expense	$235	$486	$(251)	(52)%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.5 million, respectively.

Other income

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020	$ Change	% Change
Other income	$1,224	$196	$1,028	524%

Other income for the three months ended September 30, 2021 and 2020 was $1.2 million and $0.2 million, respectively. Other income for the three months ended September 30, 2021 primarily consists of $1.4 million relating to the recognition of revenue deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the three months ended September 30, 2021 and 2020 was $9.2 million and $4.4 million, respectively, reflecting effective tax rates for the periods of 18.0% and 20.3%, respectively. The increase in tax benefit was due to certain discrete items, primarily the tax accounting impact for stock-based compensation.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP and should not be considered as replacements for gross profit and gross profit margin, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Gross Profit was $60.5 million and $55.8 million, or 65.2% and 70.5% of total revenue, for the three months ended September 30, 2021 and 2020, respectively. Adjusted Gross Profit increased for the three months ended September 30, 2021, primarily driven by the increase in revenue from customer growth, partially offset by additional employee related costs to support new customers, amortization of capitalized software and amortization of costs to fulfill contracts within cost of revenues.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Gross Profit*	$47,121	$44,577
Gross Profit Margin	50.8%	56.4%
Amortization of intangible assets	11,722	10,969
Stock-based compensation expense	1,657	213
Adjusted Gross Profit*	$60,500	$55,759
Adjusted Gross Profit Margin	65.2%	70.5%
* Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.7 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $4.8 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $3.6 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

We use Adjusted Operating Income and Adjusted Operating Income Margin to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Operating Income and Adjusted Operating Income Margin facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with U.S. GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense relating to intangible assets is excluded from Adjusted Operating Income, the revenue related to such intangible assets is reflected in Adjusted Operating Income as these assets contribute to our revenue generation.

Adjusted Operating Income and Adjusted Operating Income Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Operating Income and Adjusted Operating Income Margin should not be considered as replacements for operating loss and operating loss margin, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Operating Income was $3.4 million and $12.7 million for the three months ended September 30, 2021 and 2020, respectively. Adjusted Operating Income decreased for the three months ended September 30, 2021, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Loss from Operations	$(52,269)	$(21,467)
Operating Margin	(56.4)%	(27.2)%
Amortization of intangible assets	32,050	30,504
Stock-based compensation expense	21,812	1,697
Liability incentive award compensation expense	—	43
Corporate adjustments*	1,799	1,899
Adjusted Operating Income	$3,392	$12,676
Adjusted Operating Income Margin	3.7%	16.0%
* Corporate adjustments for the three months ended September 30, 2021 relate to certain costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs. Corporate adjustments for the three months ended September 30, 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.6 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.9 million, and transaction expenses and costs associated with the Paltech Solutions, Inc. (“7Geese”) Acquisition totaling $0.4 million.

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

We use Adjusted Sales and Marketing expense, Adjusted General and Administrative expense and Adjusted Research and Development expense (collectively, “Adjusted Operating Expenses”) to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Operating Expenses facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with U.S. GAAP, help provide a broader picture of factors and trends affecting our results of operations.

Adjusted Operating Expenses have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Operating Expenses should not be considered as replacements for operating expenses, as determined by U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Sales and Marketing expense was $32.1 million and $23.5 million for the three months ended September 30, 2021 and 2020. Adjusted Sales and Marketing expenses increased for the three months ended September 30, 2021, primarily driven by expanding our sales coverage.

Adjusted General and Administrative expense was $16.3 million and $11.3 million for the three months ended September 30, 2021 and 2020. Adjusted General and Administrative expenses increased for the three months ended September 30, 2021, primarily driven by additional employee-related costs and professional services, consulting fees and other related costs primarily associated with becoming a public company.

Adjusted Research and Development expense was $8.7 million and $8.2 million for the three months ended September 30, 2021 and 2020, respectively. Adjusted Research and Development expenses increased for the three months ended September 30, 2021, primarily driven by an increase in employee related costs.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Sales and Marketing expense	$45,788	$24,343
Stock-based compensation expense	(13,646)	(537)
Corporate adjustments*	(53)	(296)
Adjusted Sales and Marketing expense	$32,089	$23,510
General and Administrative expense	$43,411	$33,417
Amortization of intangible assets	(20,328)	(19,535)
Stock-based compensation expense	(4,988)	(910)
Liability incentive award compensation expense	—	(43)
Corporate adjustments**	(1,746)	(1,603)
Adjusted General and Administrative expense	$16,349	$11,326
Research and Development expense	$10,191	$8,284
Stock-based compensation expense	(1,521)	(37)
Adjusted Research and Development expense	$8,670	$8,247
*    Corporate adjustments for the three months ended September 30, 2021 relate to costs associated with becoming a public company. Corporate adjustments for the three months ended September 30, 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility.
**    Corporate adjustments for the three months ended September 30, 2021 relate to costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs. Corporate adjustments for the three months ended September 30, 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.3 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs, of $0.9 million, and transaction expenses and costs associated with the 7Geese Acquisition totaling $0.4 million.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, gain or loss on the extinguishment of debt, and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected applying an adjusted tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

We use Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with U.S. GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense relating to intangible assets is excluded from Adjusted Net Income Attributable to Paycor HCM, Inc., the revenue related to such intangible assets is reflected in Adjusted Net Income Attributable to Paycor HCM, Inc. as these assets contribute to our revenue generation.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share have limitations as analytical tools, and you should not consider these in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Net Income Attributable to Paycor HCM, Inc. should not be considered as a replacement for Net Loss Attributable to Paycor HCM, Inc., and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share should not be considered as a replacement for diluted net loss attributable to Paycor HCM, Inc. per share, as determined by U.S. GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Net Income Attributable to Paycor HCM, Inc. was $2.3 million and $9.5 million for the three months ended September 30, 2021 and 2020, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. decreased for the three months ended September 30, 2021, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net loss before benefit for income taxes	$(51,280)	$(21,757)
Loss on debt amendment	35	—
Amortization of intangible assets	32,050	30,504
Gain on installment sale	(1,359)	—
Stock-based compensation expense	21,812	1,697
Liability incentive award compensation expense	—	43
Corporate adjustments*	1,799	1,899
Non-GAAP adjusted income before applicable income taxes	3,057	12,386
Income tax effect on adjustments**	(734)	(2,849)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$2,323	$9,537

Adjusted Net Income Attributable to Paycor HCM, Inc. per share	$0.01	$0.06
Adjusted shares outstanding***	169,660,544	151,718,000
* Corporate adjustments for the three months ended September 30, 2021 relate to certain costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs. Corporate adjustments for the three months ended September 30, 2020 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.6 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.9 million, and transaction expenses and costs associated with the 7Geese Acquisition totaling $0.4 million.
** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 24.0% for the three months ended September 30, 2021 and 23.0% for the three months ended September 30, 2020.
*** The adjusted shares outstanding for the three months ended September 30, 2021 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. There were no potentially dilutive securities for the three months ended September 30, 2020 and therefore the adjusted shares outstanding are the same as the U.S. GAAP diluted shares outstanding.

Liquidity and Capital Resources

General

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $125.8 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of September 30, 2021, our cash and cash equivalents principally included demand deposit accounts. We expect that our operating cash flows, in addition to our cash and cash equivalents and access to our 2021 Credit Facility, will enable us to continue to make such investments in the future. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations primarily through cash received from operations and debt financing and, more recently, with the issuance of equity in our IPO. We believe our existing cash and cash equivalents, our 2021 Credit Facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and the introduction of new and enhanced products and services offerings. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of September 30, 2021, we had deferred revenue of $14.8 million, of which $10.8 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

New Senior Secured Credit Facility

In June 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank National Association (“PNC”), as administrative agent and collateral agent, providing a $100.0 million senior secured revolving credit facility (the “2021 Credit Facility” and the loans thereunder, the “2021 Loans”). The 2021 Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the 2021 Credit Facility in a principal amount up to $300.0 million, with a resulting maximum principal amount of $400.0 million.

On September 3, 2021, Paycor, Inc., Pride Guarantor, Inc. and certain other subsidiaries of Paycor HCM, Inc. entered into an amendment (“2021 Amendment”) to the 2021 Credit Agreement. The 2021 Amendment provides for an increase in the size of the 2021 Credit Facility from $100.0 million to $200.0 million. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.

The 2021 Loans have variable interest rates. The interest rate on the 2021 Loans equals, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 50 basis points, and (c) the adjusted LIBOR with a maturity of one month, plus 100 basis points (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 95 basis points per annum and (ii) in the case of LIBOR borrowings, 195 basis points per annum or (B) following the IPO, (i) in the case of ABR borrowings, 37.5 basis points per annum or (ii) in the case of LIBOR borrowings, 137.5 basis points per annum, in each case, with step downs based on achievement of certain total leverage ratios.

The 2021 Credit Facility requires us to pay a quarterly unused fee of (i) prior to the IPO, 0.25% and (ii) following an IPO, between 0.10% per annum and 0.175% per annum based on our total leverage ratio.

The 2021 Credit Facility commitments will mature on June 11, 2026.

Borrowings under the 2021 Credit Agreement are guaranteed by our subsidiary, Pride Guarantor, Inc. and certain of our other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor, Inc.

The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of September 30, 2021, we were in compliance with all covenants.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the three months ended September 30, 2021 and 2020.

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(17,245)	$(1,910)
Net cash used in investing activities	(5,258)	(22,100)
Net cash provided by (used in) financing activities	1,052,127	(62,062)
Impact of foreign exchange on cash and cash equivalents	(3)	(1)
Net change in cash and cash equivalents	1,029,621	(86,073)
Cash and cash equivalents at beginning of period	560,000	546,448
Cash and cash equivalents at end of period	$1,589,621	$460,375

Operating Activities

Net cash used in operating activities was $17.2 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively. The change in operating activities for the three months ended September 30, 2021 reflects an increase in net loss and a decrease in changes in assets and liabilities, partially offset by an increase in adjustments to add back non-cash items.

Investing Activities

Net cash used in investing activities was $5.3 million and $22.1 million, for the three months ended September 30, 2021 and 2020, respectively. The change in investing activities for the three months ended September 30, 2021 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio as well as the acquisition of 7Geese in September 2020.

Financing Activities

Net cash provided by financing activities was $1,052.1 million for the three months ended September 30, 2021 compared to net cash used in financing activities of $62.1 million for the three months ended September 30, 2020, respectively. The change in financing activities for the three months ended September 30, 2021 was primarily attributable to an increase in funds held to satisfy client funds obligations as well as proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

Our principal commitments primarily consist of long-term debt and leases for office space. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on September 2, 2021. For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note “Note 9. Debt Agreements and Letters of Credit” and “Note 15. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filed on September 2, 2021. There have been no material changes to the critical accounting policies disclosed in the Form 10-K, except as described in Note 2 to our unaudited condensed consolidated financial statements: “Summary of Significant Accounting Policies.”

Adoption of Accounting Pronouncements

For a description of recently issued accounting standards not yet adopted, see Note 2 to our unaudited condensed consolidated financial statements: “Summary of Significant Accounting Policies —Pending Accounting Pronouncements” appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended September 30, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2021, we have cash and cash equivalents totaling $125.8 million and funds held for clients of $1,578.1 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2021.

We are also exposed to changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including E.U. and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our 2021 Credit Facility carries interest at LIBOR, as administered by the Intercontinental Exchange (“CE”) Benchmark Administration for deposits in dollar, plus the applicable margin.

At September 30, 2021, we had no outstanding debt under our 2021 Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Impact of Inflation

While inflation may impact our net revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see “Note 15 - Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on September 2, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On July 20, 2021, we priced our IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-255498).

In aggregate, the IPO shares issued generated approximately $458.7 million, which is net of approximately $30.6 million in underwriters’ discount. On July 23, 2021, we used approximately $260.0 million of IPO proceeds to fund the redemption of the Series A Redeemable Preferred Stock. There is no material change in the use of the IPO proceeds as described in the IPO prospectus dated July 20, 2021 forming a part of the registration statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.    Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

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

10.1
Director Nomination Agreement, dated as of July 23, 2021, by and among Paycor HCM, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.2	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.3	Paycor HCM, Inc. 2021 Omnibus Incentive Plan
10.4	Paycor HCM, Inc. 2021 Employee Stock Purchase Plan
10.5
Form of Board of Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.6	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.7	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.8	Executive Severance Plan
10.9	Executive Change in Control Severance Plan
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 2021)
10.11
Amendment No. 1 to the Credit Agreement, dated September 3, 2021, by and between Paycor, Inc., Pride Guarantor, Inc., the subsidiaries party thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021)

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

Paycor HCM, Inc.

Date:	November 12, 2021	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)