Form 10-Q
period 2021-12-31
PAYCOR HCM, INC.
filed 2022-02-04
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 001-40640
PAYCOR HCM, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1813909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4811 Montgomery Road Cincinnati, OH	45212
(Address of Principal Executive Offices)	(Zip Code)
(800) 381-0053
Registrant's telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 31, 2022, the number of shares of the Registrant’s Common Stock outstanding was 174,903,005 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2021	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,087	$2,634
Accounts receivable, net	19,846	16,472
Deferred contract costs	30,785	24,503
Prepaid expenses	13,783	6,586
Other current assets	977	1,516
Current assets before funds held for clients	176,478	51,711
Funds held for clients	940,157	670,315
Total current assets	1,116,635	722,026
Property and equipment, net	38,935	41,080
Goodwill	750,397	750,802
Intangible assets, net	301,097	355,323
Capitalized software, net	35,192	31,310
Long-term deferred contract costs	108,229	90,880
Other long-term assets	21,867	19,532
Total assets	$2,372,352	$2,010,953
Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$11,946	$11,978
Accrued expenses and other current liabilities	10,235	15,782
Accrued payroll and payroll related expenses	29,523	32,305
Deferred revenue	10,697	11,948
Current liabilities before client fund obligations	62,401	72,013
Client fund obligations	940,387	669,960
Total current liabilities	1,002,788	741,973
Deferred income taxes	66,651	76,138
Other long-term liabilities	10,843	16,680
Long-term debt, net	—	49,100
Total liabilities	1,080,282	883,891
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	—	248,423
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 174,429,903 shares outstanding at December 31, 2021 and 141,097,740 outstanding at June 30, 2021, respectively	174	141
Treasury stock, at cost, 10,620,260 shares at December 31, 2021 and June 30, 2021	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at December 31, 2021 and June 30, 2021, respectively	—	—
Series A preferred stock, $0.001 par value, 10,000 shares authorized, — and 7,715 shares outstanding at December 31, 2021 and June 30, 2021, respectively	—	262,772
Additional paid-in capital	1,891,259	1,133,399
Accumulated deficit	(354,872)	(275,751)
Accumulated other comprehensive income	583	3,152
Total stockholders' equity	1,292,070	878,639
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$2,372,352	$2,010,953

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenues:
Recurring and other revenue	$102,729	$85,416	$195,145	$163,967
Interest income on funds held for clients	338	448	654	958
Total revenues	103,067	85,864	195,799	164,925
Cost of revenues	41,082	36,833	86,693	71,317
Gross profit	61,985	49,031	109,106	93,608
Operating expenses:
Sales and marketing	40,682	25,477	86,470	49,820
General and administrative	44,462	35,056	87,873	68,473
Research and development	10,605	9,390	20,796	17,674
Total operating expenses	95,749	69,923	195,139	135,967
Loss from operations	(33,764)	(20,892)	(86,033)	(42,359)
Other (expense) income:
Interest expense	(112)	(673)	(347)	(1,159)
Other	328	44	1,552	240
Loss before benefit for income taxes	(33,548)	(21,521)	(84,828)	(43,278)
Income tax benefit	(8,084)	(4,704)	(17,328)	(9,129)
Net loss	(25,464)	(16,817)	(67,500)	(34,149)
Less: Accretion of redeemable noncontrolling interests	—	6,471	11,621	11,521
Net loss attributable to Paycor HCM, Inc.	$(25,464)	$(23,288)	$(79,121)	$(45,670)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.15)	$(0.15)	$(0.46)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	174,429,903	151,371,687	170,444,536	151,544,844
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net loss	$(25,464)	$(16,817)	$(67,500)	$(34,149)
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on foreign currency translation	(18)	271	(171)	264
Unrealized losses on available-for-sale securities, net of tax	(384)	(3)	(445)	(62)
Other comprehensive (loss) gain, net of tax	(402)	268	(616)	202
Comprehensive loss	(25,866)	(16,549)	(68,116)	(33,947)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	6,471	11,621	11,521
Comprehensive loss attributable to Paycor HCM, Inc.	$(25,866)	$(23,020)	$(79,737)	$(45,468)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended December 31, 2020
	Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2020	—	$—	151,718,000	$152	$—	$1,130,913	$(201,195)	$2,704	$932,574
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(23,288)	—	(23,288)
Stock-based compensation expense	—	—	—	—	—	1,736	—	—	1,736
Other comprehensive income	—	—	—	—	—	—	—	268	268
Issuance of preferred stock, net	5,143	175,146	—	—		—	—	—	175,146
Repurchase of common stock, at cost	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)
Balance, December 31, 2020	5,143	$175,146	141,097,740	$141	$(245,074)	$1,132,660	$(224,483)	$2,972	$841,362

	Three Months Ended December 31, 2021
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,874,040	$(329,408)	$985	$1,300,717
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(25,464)	—	(25,464)
Stock-based compensation expense	—	—	—	—	—	—	—	17,215	—	—	17,215
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(402)	(402)
Other	—	—	—	—	—	—	—	4	—	—	4
Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Six Months Ended December 31, 2020
	Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, July 1, 2020	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(45,670)	—	(45,670)
Stock-based compensation expense	—	—	—	—	—	3,433	—	—	3,433
Other comprehensive income	—	—	—	—	—	—	—	202	202
Issuance of preferred stock, net	5,143	175,146	—	—	—	—	—	—	175,146
Repurchase of common stock, at cost	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)
Balance, December 31, 2020	5,143	$175,146	141,097,740	$141	$(245,074)	$1,132,660	$(224,483)	$2,972	$841,362

	Six Months Ended December 31, 2021
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, July 1, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(79,121)	—	(79,121)
Stock-based compensation expense	—	—	—	—	—	—	—	39,027	—	—	39,027
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(616)	(616)
Other	—	—	—	—	—	—	—	1,947	—	(1,953)	(6)
Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(67,500)	$(34,149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	3,448	3,355
Amortization of intangible assets and software	67,653	67,619
Amortization of deferred contract costs	14,062	8,482
Stock-based compensation expense	39,027	3,433
Amortization of debt acquisition costs	44	334
Deferred tax benefit	(17,340)	(9,129)
Bad debt expense	1,086	619
Gain on sale of investments	(9)	(69)
Gain on installment sale	(1,359)	—
Loss (gain) on foreign currency exchange	216	(455)
Change in fair value of deferred consideration	(138)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,469)	(4,382)
Prepaid expenses and other current assets	(6,658)	428
Other long-term assets	254	(78)
Accounts payable	14	(4,265)
Accrued liabilities	(3,670)	4,624
Deferred revenue	(709)	(613)
Other long-term liabilities	(4,983)	284
Deferred contract costs	(37,693)	(29,190)
Net cash (used in) provided by operating activities	(18,724)	6,848
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(75,173)	(120,034)
Proceeds from sale and maturities of client funds available-for-sale securities	74,909	119,315
Purchase of property and equipment	(1,454)	(1,335)
Proceeds from note receivable on installment sale	3,040	—
Acquisition of intangible assets	(3,187)	—
Acquisition of Paltech Solutions, Inc., net of cash acquired	—	(16,511)
Internally developed software costs	(14,170)	(9,431)
Net cash used in investing activities	(16,035)	(27,996)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	270,717	197,867
Payment of deferred consideration	(2,752)	—
Proceeds from promissory note with related party	—	64,989
Proceeds from line-of-credit	3,500	55,751
Repayments of line-of-credit	(52,600)	(55,751)
Proceeds from debt	—	25,000
Repayments of debt	—	(481)
Proceeds from issuance of preferred stock, net of offering costs	—	175,146
Purchase of treasury stock at cost	—	(245,074)
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	454,915	—
Redemption of Redeemable Series A Preferred Stock (acquisition of non-controlling interest)	(260,044)	—
Dividends paid to noncontrolling interests	—	(2,723)
Other financing activities	(395)	(397)
Net cash provided by financing activities	413,341	214,327
Impact of foreign exchange on cash and cash equivalents	63	(30)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	378,645	193,149
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of year	560,000	546,448
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of year	$938,645	$739,597
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$18	$277
Cash paid during the year for interest	$154	$344
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$111,087	$2,219
Restricted cash and short-term investments	—	6,759
Funds held for clients	827,558	730,619
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$938,645	$739,597
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
Paycor HCM is a holding company with no material operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018. Paycor HCM is controlled by Pride Aggregator, L.P. which is controlled by a syndication led by Apax Partners L.P. (“Apax”), a private equity firm. As a result of the Apax Acquisition, Paycor is an indirect controlled subsidiary of Paycor HCM.

Initial Public Offering

On July 20, 2021, the Company priced the initial public offering (“IPO”) of 18,500,000 shares of its common stock (the “Firm Shares”), $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of common stock from the Company (the “Option Shares”), which was exercised by the underwriters in whole. The IPO closed and both the Firm Shares and the Option Shares were delivered on July 23, 2021. In aggregate, the IPO shares issued generated approximately $454,915, which is net of approximately $30,583 in underwriters’ discount and $3,827 of offering costs paid during the six months ended December 31, 2021. Upon completion of the IPO, $4,595 of offering costs, $3,827 of which were paid during the six months ended December 31, 2021, were recorded to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets. Additionally, upon the closing of the IPO:

•all of the Company’s outstanding shares of Series A Preferred Stock were automatically converted into 11,705,039 shares of the Company’s common stock;
•the Company used a portion of the proceeds to effect the redemption of all of the outstanding shares of the Series A Redeemable Preferred Stock (acquisition of non-controlling interest) (“Series A Redeemable Preferred Stock” or “Redeemable Noncontrolling Interest”) at a redemption price of 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, for a total of $260,044;
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
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

For periods prior to the July 2021 IPO, the Company estimated grant date fair value using a Monte Carlo simulation model. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected volatility, expected term and the expected risk-free rate of return.

For periods subsequent to the July 2021 IPO, the Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. See Note 13 - “Equity Compensation Plans” for additional information on the Company’s stock-based compensation plans.

Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $3,112 and $2,402 as of December 31, 2021 and June 30, 2021, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a customer’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $4,889 and $3,894 for the three months ended December 31, 2021 and 2020, respectively. Advertising and promotion expense totaled approximately $9,875 and $7,297 for the six months ended December 31, 2021 and 2020, respectively.
Income taxes
Income tax benefit for the three months ended December 31, 2021 and 2020 was $8,084 and $4,704, respectively, reflecting an effective tax rate of 24.1% and 21.9% for the three month periods ended December 31, 2021 and 2020, respectively. Income tax benefit for the six months ended December 31, 2021 and 2020 was $17,328 and $9,129, respectively, reflecting an effective tax rate of 20.4% and 21.1% for the six month periods ended December 31, 2021 and 2020, respectively.
Pending accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). This update amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short-term leases). The Company has formed a project team to review contracts to determine which qualify as a lease and then evaluate the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company is evaluating, designing, and implementing new processes and internal controls to meet the requirements to report and disclose financial information relating to the Company’s leases. In addition, the Company is designing a process to perform the necessary calculations to derive the right-of-use asset and liabilities associated with each lease to support the requirements of the new standard. The Company anticipates that the adoption of this standard will materially affect the condensed consolidated balance sheet. The Company is evaluating the transition methods and expects to adopt this new standard in the fiscal year beginning July 1, 2022.
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

3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Recurring fees	$99,556	$81,910	$188,765	$156,976
Implementation services and other	3,173	3,506	6,380	6,991
Recurring and other revenue	$102,729	$85,416	$195,145	$163,967
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Balance, beginning of period	$14,811	$16,831	$16,047	$15,916
Deferred revenue acquired	—	—	—	1,374
Deferral of revenue	5,789	3,671	9,401	5,975
Revenue recognized	(5,311)	(3,789)	(10,110)	(6,603)
Impact of foreign exchange	—	33	(49)	84
Balance, end of period	$15,289	$16,746	$15,289	$16,746
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the condensed consolidated balance sheets. The Company will recognize deferred revenue of $7,958 in fiscal year 2022, $5,832 in fiscal year 2023, $1,097 in fiscal year 2024, and $402 thereafter.
 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended December 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$57,977	$7,856	$(3,362)	$62,471
Costs to fulfill a contract	69,110	11,499	(4,066)	76,543
Total	$127,087	$19,355	$(7,428)	$139,014

	As of and for the Three Months Ended December 31, 2020
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$37,564	$6,535	$(2,089)	$42,010
Costs to fulfill a contract	45,286	7,805	(2,471)	50,620
Total	$82,850	$14,340	$(4,560)	$92,630

	As of and for the Six Months Ended December 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$15,930	$(6,385)	$62,471
Costs to fulfill a contract	62,457	21,763	(7,677)	76,543
Total	$115,383	$37,693	$(14,062)	$139,014

	As of and for the Six Months Ended December 31, 2020
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$32,233	$13,636	$(3,859)	$42,010
Costs to fulfill a contract	39,689	15,554	(4,623)	50,620
Total	$71,922	$29,190	$(8,482)	$92,630
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
The Company incurred transaction costs of approximately $500 related to the 7Geese Acquisition for the six months ended December 31, 2020, of which approximately $100 relates to the three months ended December 31, 2020. These costs were expensed as incurred in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial payment of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company is required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period. Contingent payments made for the three months and six months ended December 31, 2021 were $2,242 and $2,437, respectively.
The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of December 31, 2021, the weighted average amortization period for these intangible assets was approximately 2.2 years. The contingent payments are recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$827,558	$—	$—	$827,558
U.S. Treasury and direct obligations of U.S. government agencies	28,040	10	(116)	27,934
Corporate bonds	51,776	275	(613)	51,438
Commercial paper	22,796	—	(7)	22,789
Other securities	10,418	143	(123)	10,438
	$940,588	$428	$(859)	$940,157

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
U.S. Treasury and direct obligations of U.S. government agencies	28,757	92	(11)	28,838
Corporate bonds	50,188	1,900	(189)	51,899
Commercial paper	21,831	11	(6)	21,836
Other securities	9,821	629	(74)	10,376
	$667,963	$2,632	$(280)	$670,315
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months December 31, 2021 and 2020, were approximately $34,977 and $28,225, respectively. Proceeds from sales and maturities of investment securities for the six months ended December 31, 2021 and 2020, were approximately $74,909 and $119,315, respectively.
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
Expected maturities as of December 31, 2021 for client fund assets are as follows:

Due within fiscal year 2022	$864,938
Due within fiscal year 2023	41,893
Due within fiscal year 2024	19,468
Due after fiscal year 2024	13,858
Total	$940,157

6. PROPERTY AND EQUIPMENT, NET:
Property and equipment at cost and accumulated depreciation were as follows:

	December 31, 2021	June 30, 2021
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	14,760	13,427
Furniture and fixtures	4,527	4,596
Office equipment	2,332	2,337
Leasehold improvements	8,186	8,227
	57,240	56,022
Accumulated depreciation and amortization	(18,305)	(14,942)
Property and equipment, net	$38,935	$41,080
Depreciation and amortization of property and equipment was approximately $1,730 and $1,734 for the three months ended December 31, 2021 and 2020, respectively. Depreciation and amortization of property and equipment was approximately $3,448 and $3,355 for the six months ended December 31, 2021 and 2020, respectively.
7. CAPITALIZED SOFTWARE, NET:
Components of capitalized software was as follows:

	December 31, 2021	June 30, 2021
Capitalized software	$67,055	$52,945
Accumulated amortization	(31,863)	(21,635)
Capitalized software, net	$35,192	$31,310
Amortization expense for capitalized software was approximately $5,421 and $3,116 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense for capitalized software was approximately $10,241 and $5,848 for the six months ended December 31, 2021 and 2020, respectively.

The following is a schedule of future amortization expense as of December 31, 2021:

2022 (remaining six months)	$10,199
2023	15,459
2024	8,594
2025	940
2026	—
$35,192
8. GOODWILL AND INTANGIBLE ASSETS:
Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired.
Changes in the carrying amount of goodwill are presented below:

Balance at July 1, 2021	$750,802
Impact of foreign exchange	(405)
Balance at December 31, 2021	$750,397
Components of intangible assets were as follows:

	December 31, 2021	June 30, 2021
Cost:
Technology	$141,415	$140,665
Customer relationships	437,419	434,983
Trade name	105,672	105,672
Total cost	$684,506	$681,320
Accumulated amortization:
Technology	$(133,254)	$(116,669)
Customer relationships	(227,838)	(190,538)
Trade name	(22,317)	(18,790)
Total accumulated amortization	$(383,409)	$(325,997)
Intangible assets, net	$301,097	$355,323

Amortization expense for intangible assets was approximately $25,362 and $31,267 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense for intangible assets was approximately $57,412 and $61,771 for the six months ended December 31, 2021 and 2020, respectively.
The following is a schedule of future amortization expense as of December 31, 2021:

2022 (remaining six months)	$43,810
2023	86,435
2024	81,268
2025	30,890
2026	7,043
Thereafter	51,651
$301,097

9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
The Company’s long-term debt consists of the following:

	December 31, 2021	June 30, 2021
2021 Credit Facility	$—	$49,100
Less: Unamortized debt issuance costs	—	—
Total long-term debt (including current portion)	—	49,100
Less: Current portion	—	—
Total long-term debt, net	$—	$49,100
2021 Credit Agreement
On June 11, 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders party thereto, providing a $100,000 senior secured revolving credit facility (the “2021 Credit Facility” and the loans thereunder, the “2021 Loans”). The 2021 Credit Facility includes an “accordion feature” that allows the Company, under certain circumstances, to increase the size of the 2021 Credit Facility in a principal amount up to $300,000, with a resulting maximum principal amount of $400,000, subject to the participating lenders electing to increase their commitments or new lenders being added to the 2021 Credit Agreement.

On September 3, 2021, the Company entered into an amendment (the “2021 Amendment”) to the 2021 Credit Agreement which increased the size of the 2021 Credit Agreement from $100,000 to $200,000. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.
The 2021 Loans, if any, have variable interest rates. The interest rate on the 2021 Loans equals, at the Company’s option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of LIBOR borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of LIBOR borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.
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
The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of December 31, 2021, the Company was in compliance with all covenants.
On July 15, 2021 and August 9, 2021, the Company repaid $4,600 and $44,500, respectively, of revolver borrowings under its 2021 Credit Facility.
As a result of the Company entering into the 2021 Amendment, the Company expensed approximately $35 primarily consisting of third party costs. Amounts expensed relating to the 2021 Amendment are recorded as other (expense) income - other on the unaudited condensed consolidated statement of operations for the six months ended December 31, 2021.
Additionally, the Company capitalized approximately $100 of deferred financing fees for the six months ended December 31, 2021 in connection with the 2021 Amendment, which are included in other long-term assets within the condensed consolidated balance sheets.

The Company had no outstanding letters of credit as of December 31, 2021 or June 30, 2021.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2021 and June 30, 2021, because of the relatively short maturity of these instruments. Additionally, the Company believes the fair value of the amounts outstanding under the Company’s 2021 Credit Facility as of June 30, 2021, approximate carrying value because their variable interest rate terms correspond to the current market terms.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and June 30, 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$827,558	$—	$—	$827,558
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	27,934	—	27,934
Corporate bonds	—	51,438	—	51,438
Commercial paper	—	22,789	—	22,789
Other securities	—	10,438	—	10,438
	$827,558	$112,599	$—	$940,157

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	28,838	—	28,838
Corporate bonds	—	51,899	—	51,899
Commercial paper	—	21,836	—	21,836
Other securities	—	10,376	—	10,376
	$557,366	$112,949	$—	$670,315
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
11. REDEEMABLE NONCONTROLLING INTERESTS:

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its July 2021 IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of December 31, 2021, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the three and six months ended December 31, 2021 includes $— and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. Accretion of Redeemable Noncontrolling Interests for the three and six months ended December 31, 2020 includes $6,471 and $11,521 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increased the liquidation preference on each preferred share.
The following table shows the change in the Company’s Redeemable Noncontrolling Interests during the periods presented:

Balance at July 1, 2021	$248,423
Accretion of Series A Redeemable Preferred Stock	11,621
Redemption of outstanding shares	(260,044)
Balance at December 31, 2021	$—
12. CAPITAL STOCK:
Following the IPO Stock Split, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time-to-time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. As of December 31, 2021 and June 30, 2021, there were 174,429,903 and 141,097,740 shares of common stock outstanding, respectively.

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
In July 2021, the Company amended and restated its certificate of incorporation and authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2021, there was no preferred stock outstanding.

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
On December 29, 2020, the Company completed a private placement of 5,143 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $180,005. Each share of Series A Preferred Stock had an initial liquidation preference of $35,000, subject to adjustment. The Series A Preferred Stock automatically converted into 11,705,039 shares of the Company’s common stock upon the closing of the Company’s IPO in July 2021, adjusted for the 1,517.18 for 1 IPO Stock Split.
Subsequent to the Company’s Series A Preferred Stock issuance, the Company used the proceeds from the Series A Preferred Stock issuance and an intercompany promissory note of $64,989 with Pride Aggregator L.P. to repurchase 10,620,260 shares of its common stock at a price of $23.07 per share for approximately $245,000.
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
The Company recognized stock-based compensation costs and costs relating to liability awards for the three months ended December 31, 2021 and 2020 of $17,215 and $1,756, respectively. The Company recognized stock-based compensation costs and costs relating to liability awards for the six months ended December 31, 2021 and 2020 of $39,027 and $3,496, respectively.

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

Vesting for the second half of the MEP incentive units is established based on the Company’s performance relative to Apax’s original invested amount, with the performance calculations defined in the plan triggered by the Company’s IPO (implied performance condition). As a result of the Company’s July 2021 IPO, and due to an election by Apax, the performance-vesting incentive units converted to time-based vesting units, with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, the Company estimated fair value as of the modification date.

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

The following table presents the MEP unit incentive activity:

	Time-Based Units			Modified MEP Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2021	38,079	$578	$442	36,879	$593	$379
Granted	—	—	—	—	—	—
Forfeited	(629)	1,321	365	(1,103)	906	1,105
Outstanding at December 31, 2021	37,450	$565	$443	35,776	$583	$1,428
As of December 31, 2021, there was $5,718 of unrecognized compensation expense for the unvested time-based awards that will be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of time-based units vested during the six months ended December 31, 2021 and 2020 was $409 and $500, respectively.

As of December 31, 2021, the unrecognized compensation expense related to the unvested modified MEP awards was $39,752 that will be recognized over a weighted average period of 1.6 years. No modified MEP units vested during the six months ended December 31, 2021 or 2020.

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
Stock Options
In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of common stock. Additionally, options were granted in October 2021 in connection with the Company’s annual grant. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the six months ended December 31, 2021:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	—	$—	$—	—	$—
Granted	1,143,759	23.09	9.40	9.55	—
Exercised	—	—	—	—	—
Forfeited and cancelled	—	—	—	—	—
Outstanding at December 31, 2021	1,143,759	$23.09	$9.40	9.55	$6,595
Exercisable as of December 31, 2021	—	$—	$—	—	$—
None of the stock options were exercised during the period ended December 31, 2021. Total unrecognized compensation cost related to the unvested stock options is $9,144, which is expected to be recognized over a weighted average period of 2.6 years.
The weighted average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

Weighted average exercise price per option	$23.00 - $35.16
Expected volatility range of stock	42.5%
Expected life of option (in years)	5.85
Risk-free interest rate	0.81% - 1.12%
Expected dividend yield on stock	0%
Fair value per option	$9.36 - $14.51
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
Restricted Stock Units
The following table summarizes information around RSUs in the Company. These include grants of LTIP Units that were converted to RSUs as described above, as well as grants made in connection with the Company’s IPO and the Company’s annual grant. In connection with the Company’s IPO, the Company primarily granted RSUs to executives, its independent directors, members of its IPO transaction team and senior employees of the Company.
RSUs that were granted as a result of the conversion of LTIP Units vest over a two-year period, whereas RSUs that were granted at the time of the Company’s IPO and annual grant generally vest over a three-year period.

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2021	—	$—
Conversion of LTIP Units	1,761,578	27.01
Granted	1,553,837	30.02
Vested	(352,124)	27.01
Forfeited	(86,733)	28.63
Outstanding, unvested grants at December 31, 2021	2,876,558	$28.59

As of December 31, 2021, total unrecognized compensation expense related to the RSUs is $68,344, which is expected to be recognized over a weighted average period of 2.2 years. The total fair value of RSUs vested during the six months ended December 31, 2021 was $9,511.

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

The ESPP grants participating employees the right to acquire Company common stock in increments of 1% to 10% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service limitations. The first offering period of the Company’s ESPP commenced on September 1, 2021 and is four months in duration. Subsequent offering periods will be January 1 through June 30 and July 1 through December 31 of a given year.

The Company records stock-based compensation expense within cost of goods sold, sales and marketing expense, general and administrative expense and research and development expense related to the discount given to our participating employees.
14. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and six months ended December 31, 2021 and 2020 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three and six months ended December 31, 2021 and 2020, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the three and six months ended December 31, 2021 and 2020, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss attributable to Paycor HCM, Inc.	$(25,464)	$(23,288)	$(79,121)	$(45,670)
Weighted average outstanding shares:
Basic and diluted	174,429,903	151,371,687	170,444,536	151,544,844
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.46)	$(0.30)
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

Overview
We are a leading SaaS provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower business leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. Over 29,000 customers across all 50 states trust Paycor to help their leaders develop winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, HR-related cloud-based computing services and nonrefundable implementation fees, which represented over 99% of total revenue for the three and six months ended December 31, 2021. In addition, we earn interest income on funds held for clients.

We have developed a robust organic sales and marketing engine and broad referral network of insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size, geography, and industry. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Total Revenue	$103,067	$85,864	$195,799	$164,925
Loss from Operations	$(33,764)	$(20,892)	$(86,033)	$(42,359)
Operating Margin	(32.8)%	(24.3)%	(43.9)%	(25.7)%
Adjusted Operating Income*	$10,259	$13,495	$13,651	$26,171
Adjusted Operating Income Margin*	10.0%	15.7%	7.0%	15.9%
Net Loss	$(25,464)	$(16,817)	$(67,500)	$(34,149)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

COVID-19 Pandemic Impact

Many of our prospective and existing customers’ businesses have been impacted by the COVID-19 pandemic and related economic impacts, stay-at-home, business closure, and other restrictive orders, which have resulted in reduced customer employee headcount, temporary and permanent business closures, and/or delayed sales/starts. Because we charge our customers on a per-employee basis for certain services we provide, decreases in headcount of our customers as a result of the pandemic negatively impacted our recurring revenue beginning in our fiscal third quarter of 2020. As of the beginning of March 2020, our customers had approximately 1.9 million customer employees on our platform and we saw a 7% decline through April 18, 2020, which was the lowest point since the beginning of the COVID-19 pandemic. Furthermore, while the number of employees on our platform declined 7%, our number of customers was effectively unchanged over this period. Since then, the number of our customers’ employees on our platform has recovered rapidly. As of December 31, 2021, our existing customers that were active at the beginning of March 2020 had fully regained their lost employees.

We have not experienced any material disruptions in our ability to operate our business during the pandemic as our business model enables us to service our clients remotely. We have been able to continue our implementation efforts and our sales team has shifted from in-person meetings with prospective and existing clients to engaging with them virtually, when necessary. Our teams have also quickly mobilized to analyze the various state and federal legislative changes enacted by the government in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and added automated functionality and reporting to our systems for our customers. Despite the economic challenges driven by the pandemic, we remain confident in the overall health of our business, the strength of our product offerings, and our ability to continue to execute on our strategy.

The COVID-19 pandemic continues to impact the global economy. The duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our customers, our operations and general economic conditions, remain uncertain and difficult to predict. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, a decrease in growth in the overall market, among other factors. We remain concerned that the recent resurgence of the virus, in the form of the Delta and Omicron variants, could have a negative impact on our business and results of operations, as could the emergence of additional variants of the virus in the future, effectiveness and acceptance of vaccines and other factors. Therefore, the COVID-19 pandemic may continue to have an unfavorable impact on the growth in both recurring and other revenue and interest income on funds held for clients in future periods for so long as such conditions persist.

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

As of December 31, 2021 and 2020, we had approximately 29,000 and 27,900 customers, respectively, representing a period-over-period increase of 3.9%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We track client accounts as it provides an alternative measure of the scale of our business and customers.

In addition, we are also focused on expanding our broker referral relationships to drive the acquisition of new customers. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of business leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. We define “effective PEPM,” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our core HCM product bundle. Additionally, apart from our sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Employee Experience and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of paid employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period. Paycor HCM’s net revenue retention remained steady over last quarter as we continue to approach pre-pandemic levels. It had been negatively impacted during the pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our data analytics and scheduling products, in 2020 we released our compensation management product, and in 2021 we launched on-demand pay and our talent management product, which includes performance management, one-on-one coaching and objectives and key result functionality. As a result of these and other product launches, the total list PEPM for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

The MEP incentive time-vesting units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP incentive units at the grant date is recognized as the incentive units vest. We estimated the fair value of the MEP incentive units using the Monte Carlo simulation method. As of December 31, 2021, there was approximately $5.7 million of unrecognized compensation expense associated with unvested time-based unit awards. The unrecognized compensation expense associated with unvested time-based MEP incentive unit awards outstanding at December 31, 2021 will be recognized over a weighted average period of 1.7 years from December 31, 2021.

Vesting for the second half of the MEP incentive units is established based on our performance relative to Apax’s original invested amount, with the performance calculations defined in the plan, triggered by our IPO (implied performance condition). As a result of our July 2021 IPO, and due to an election by Apax, the performance-vesting incentive units converted to time-based vesting units, with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

The modified MEP incentive awards are accounted for as equity awards and the compensation expense calculated based upon the fair value of the modified MEP incentive awards at the modification date is recognized as the incentive units vest. We estimate the fair value of the modified MEP incentive awards based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP. As of December 31, 2021, there was approximately $39.8 million of unrecognized compensation expense associated with unvested modified MEP incentive awards. The unrecognized compensation expense associated with the unvested modified MEP incentive units outstanding at December 31, 2021 will be recognized over a weighted average period of 1.6 years from December 31, 2021.
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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services were $15.3 million as of December 31, 2021, with $5.3 million and $10.1 million of revenue recognized for the three and six months ended December 31, 2021, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services were $16.7 million as of December 31, 2020, with $3.8 million and $6.6 million of revenue recognized for the three and six months ended December 31, 2020, respectively.

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

We amortized $4.1 million and $2.5 million of capitalized contract fulfillment costs during the three months ended December 31, 2021 and 2020, respectively, and $7.7 million and $4.6 million of capitalized contract fulfillment costs during the six months ended December 31, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $10.2 million and $14.8 million of capitalized internal-use and acquired software costs during the three months ended December 31, 2021 and 2020, respectively, and $26.8 million and $28.5 million of capitalized internal-use and acquired software costs during the six months ended December 31, 2021 and 2020, respectively.

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

We amortized $3.4 million and $2.1 million of capitalized contract acquisition costs during the three months ended December 31, 2021 and 2020, respectively, and $6.4 million and $3.9 million of capitalized contract acquisition costs during the six months ended December 31, 2021 and 2020, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $20.5 million and $19.5 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended December 31, 2021 and 2020, respectively, and $40.8 million and $39.1 million of intangible assets, excluding acquired software amortized through cost of revenues, during the six months ended December 31, 2021 and 2020, respectively. The increase in amortization expense in the three and six months ended December 31, 2021 is attributable to our asset acquisition in February 2021.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Capitalized software	$6,437	$4,415	$13,678	$9,432
Research and development expenses	$10,605	$9,390	$20,796	$17,674

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$102,729	$85,416	$195,145	$163,967
Interest income on funds held for clients	338	448	654	958
Total revenues	103,067	85,864	195,799	164,925
Cost of revenues	41,082	36,833	86,693	71,317
Gross profit	61,985	49,031	109,106	93,608
Operating expenses:
Sales and marketing	40,682	25,477	86,470	49,820
General and administrative	44,462	35,056	87,873	68,473
Research and development	10,605	9,390	20,796	17,674
Total operating expenses	95,749	69,923	195,139	135,967
Loss from operations	(33,764)	(20,892)	(86,033)	(42,359)
Interest expense	(112)	(673)	(347)	(1,159)
Other income	328	44	1,552	240
Loss before benefit for income taxes	(33,548)	(21,521)	(84,828)	(43,278)
Income tax benefit	(8,084)	(4,704)	(17,328)	(9,129)
Net loss	$(25,464)	$(16,817)	$(67,500)	$(34,149)

Comparison of the Three Months Ended December 31, 2021 and December 31, 2020

Revenues

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Revenues:
Recurring and other revenue	$102,729	$85,416	$17,313	20%
Interest income on funds held for clients	338	448	(110)	(25)%
Total revenues	$103,067	$85,864	$17,203	20%

Total revenue for the three months ended December 31, 2021 and 2020 was $103.1 million and $85.9 million, respectively. In the three months ended December 31, 2021 and 2020, recurring and other revenue accounted for $102.7 million and $85.4 million, respectively. Additionally, interest income on funds held for clients accounted for $0.3 million and $0.4 million, respectively, for the three months ended December 31, 2021 and 2020. Total revenues increased primarily as a result of a 3.9% increase in customers to approximately 29,000 at December 31, 2021 from approximately 27,900 at December 31, 2020, an increase in effective PEPM, and an increase in the average number of employees per customer, which has returned to a level similar to what we experienced prior to the beginning of the COVID-19 pandemic.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the three months ended December 31, 2021 and 2020 were $932.8 million and $695.5 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Cost of revenues	$41,082	$36,833	$4,249	12%
Percentage of total revenues	40%	43%
Gross profit	$61,985	$49,031	$12,954	26%
Percentage of total revenues	60%	57%

Total cost of revenues for the three months ended December 31, 2021 and 2020 were $41.1 million and $36.8 million, respectively. Our total cost of revenues increased primarily as a result of a $6.4 million increase in employee-related costs, which includes $1.6 million of share-based compensation expense associated with our IPO, to support new customers, a $2.3 million increase in amortization expense relating to capitalized software, and a $1.6 million increase in amortization of deferred contract costs, partially offset by a $6.9 million decrease in amortization expense relating to software acquired in November 2018 upon Apax Partners L.P.’s acquisition of us fully amortizing during the three months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Sales and marketing	$40,682	$25,477	$15,205	60%
Percentage of total revenues	39%	30%

Sales and marketing expenses for the three months ended December 31, 2021 and 2020 were $40.7 million and $25.5 million, respectively. The increase in sales and marketing expense was primarily the result of a $13.0 million increase in employee-related costs, which includes $7.5 million of share-based compensation expense associated with our IPO, and $1.0 million in additional advertising costs, both principally to expand our sales coverage, a $0.6 million increase in professional services and a $0.4 million increase in travel and event related expenses.

General and Administrative

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
General and administrative	$44,462	$35,056	$9,406	27%
Percentage of total revenues	43%	41%

General and administrative expenses for the three months ended December 31, 2021 and 2020 were $44.5 million and $35.1 million, respectively. The increase in general and administrative expenses was primarily driven by a $6.4 million increase in employee-related costs, which includes $5.2 million of share-based compensation expense associated with our IPO, a $2.0 million increase in professional services, consulting fees and other related costs primarily associated with becoming a public company, and a $1.0 million increase in intangible amortization expense primarily associated with our asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments.

Research and Development

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Research and development	$10,605	$9,390	$1,215	13%
Percentage of total revenues	10%	11%

Research and development expenses for the three months ended December 31, 2021 and 2020 were $10.6 million and $9.4 million, respectively. The increase in research and development expenses was primarily the result of a $1.1 million increase in share-based compensation expense associated with our IPO, and a $0.4 million increase in licensing fees.

 Interest Expense

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Interest expense	$112	$673	$(561)	(83)%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended December 31, 2021 and 2020 was $0.1 million and $0.7 million, respectively. The decrease in interest expense was primarily the result of a decrease in outstanding borrowings.

Other income

	Three Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Other income	$328	$44	$284	645%

Other income for the three months ended December 31, 2021 and 2020 was $0.3 million and $— million, respectively.

Income tax benefit

Income tax benefit for the three months ended December 31, 2021 and 2020 was $8.1 million and $4.7 million, respectively, reflecting effective tax rates for the periods of 24.1% and 21.9%, respectively. The increase in tax benefit was due to an increase in net loss and research and development tax credits.

Comparison of the Six Months Ended December 31, 2021 and December 31, 2020

Revenues

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Revenues:
Recurring and other revenue	$195,145	$163,967	$31,178	19%
Interest income on funds held for clients	654	958	(304)	(32)%
Total revenues	$195,799	$164,925	$30,874	19%

Total revenue for the six months ended December 31, 2021 and 2020 was $195.8 million and $164.9 million, respectively. In the six months ended December 31, 2021 and 2020, recurring and other revenue accounted for $195.1 million and $164.0 million, respectively. Additionally, interest income on funds held for clients accounted for $0.7 million and $1.0 million, respectively, for the six months ended December 31, 2021 and 2020. Total revenues increased primarily as a result of a 3.9% increase in customers to approximately 29,000 at December 31, 2021 from approximately 27,900 at December 31, 2020, an increase in effective PEPM, and an increase in the average number of employees per customer, which has returned to a level similar to what we experienced prior to the beginning of the COVID-19 pandemic.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the six months ended December 31, 2021 and 2020 were $846.3 million and $646.9 million, respectively.

Cost of Revenues

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Cost of revenues	$86,693	$71,317	$15,376	22%
Percentage of total revenues	44%	43%
Gross profit	$109,106	$93,608	$15,498	17%
Percentage of total revenues	56%	57%

Total cost of revenues for the six months ended December 31, 2021 and 2020 were $86.7 million and $71.3 million, respectively. Our total cost of revenues increased primarily as a result of a $13.6 million increase in employee-related costs, which includes $3.1 million of share-based compensation expense associated with our IPO, to support new customers, a $4.4 million increase in amortization expense relating to capitalized software, a $3.1 million increase in amortization of deferred contract costs, and a $0.4 million increase in professional services, partially offset by a $6.1 million decrease in amortization expense relating to software acquired in November 2018 upon Apax Partners L.P.’s acquisition of us fully amortizing during the three months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Sales and marketing	$86,470	$49,820	$36,650	74%
Percentage of total revenues	44%	30%

Sales and marketing expenses for the six months ended December 31, 2021 and 2020 were $86.5 million and $49.8 million, respectively. The increase in sales and marketing expense was primarily the result of a $30.3 million increase in employee-related costs, which includes $20.6 million of share-based compensation expense associated with our IPO and $2.5 million in additional advertising costs, both principally to expand our sales coverage, a $1.1 million in professional services and a $2.3 million increase in travel and event related expenses.

General and Administrative

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
General and administrative	$87,873	$68,473	$19,400	28%
Percentage of total revenues	45%	42%

General and administrative expenses for the six months ended December 31, 2021 and 2020 were $87.9 million and $68.5 million, respectively. The increase in general and administrative expenses was primarily driven by a $13.9 million increase in employee-related costs, which includes $9.2 million of share-based compensation expense associated with our IPO, a $3.2 million increase in professional services, consulting fees and other related costs primarily associated with becoming a public company and a $1.7 million increase in intangible amortization expense primarily associated with our asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments.

Research and Development

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Research and development	$20,796	$17,674	$3,122	18%
Percentage of total revenues	11%	11%

Research and development expenses for the six months ended December 31, 2021 and 2020 were $20.8 million and $17.7 million, respectively. The increase in research and development expenses was primarily the result of a $2.6 million increase in share-based compensation expense associated with our IPO, and a $0.8 million increase in licensing fees.

 Interest Expense

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Interest expense	$347	$1,159	$(812)	(70)%
Percentage of total revenues	<1%	<1%

Interest expense for the six months ended December 31, 2021 and 2020 was $0.3 million and $1.2 million, respectively. The decrease in interest expense was primarily the result of a decrease in outstanding borrowings.

Other income

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	$ Change	% Change
Other income	$1,552	$240	$1,312	547%

Other income for the six months ended December 31, 2021 and 2020 was $1.6 million and $0.2 million, respectively. Other income for the six months ended December 31, 2021 primarily consists of $1.4 million relating to the recognition of revenue deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the six months ended December 31, 2021 and 2020 was $17.3 million and $9.1 million, respectively, reflecting effective tax rates for the periods of 20.4% and 21.1%, respectively. The increase in tax benefit was due to an increase in net loss and research and development tax credits.

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

Adjusted Gross Profit was $68.7 million and $61.0 million, or 66.6% and 71.0% of total revenue, for the three months ended December 31, 2021 and 2020, respectively. Adjusted Gross Profit was $129.2 million and $116.7 million, or 66.0% and 70.8% of total revenue, for the six months ended December 31, 2021 and 2020, respectively. Adjusted Gross Profit increased for the three and six months ended December 31, 2021, primarily driven by the increase in revenue from customer growth, partially offset by additional employee related costs to support new customers, amortization of capitalized software and amortization of costs to fulfill contracts within cost of revenues.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross Profit*	$61,985	$49,031	$109,106	$93,608
Gross Profit Margin	60.1%	57.1%	55.7%	56.8%
Amortization of intangible assets	4,862	11,722	16,584	22,691
Stock-based compensation expense	1,838	213	3,495	426
Adjusted Gross Profit*	$68,685	$60,966	$129,185	$116,725
Adjusted Gross Profit Margin	66.6%	71.0%	66.0%	70.8%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.7 million and $0.5 million for the three months ended December 31, 2021 and 2020, respectively, and $1.4 million and $1.2 million for the six months ended December 31, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $5.4 million and $3.1 million for the three months ended December 31, 2021 and 2020, respectively, and $10.2 million and $5.8 million for the six months ended December 31, 2021 and 2020, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $4.1 million and $2.5 million for the three months ended December 31, 2021 and 2020, respectively, and $7.7 million and $4.6 million for the six months ended December 31, 2021 and 2020, respectively.

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

Adjusted Operating Income was $10.3 million and $13.5 million for the three months ended December 31, 2021 and 2020, respectively. Adjusted Operating Income was $13.7 million and $26.2 million for the six months ended December 31, 2021 and 2020, respectively. Adjusted Operating Income decreased for the three and six months ended December 31, 2021, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loss from Operations	$(33,764)	$(20,892)	$(86,033)	$(42,359)
Operating Margin	(32.8)%	(24.3)%	(43.9)%	(25.7)%
Amortization of intangible assets	25,362	31,267	57,412	61,771
Stock-based compensation expense	17,215	1,736	39,027	3,433
Liability incentive award compensation expense	—	20	—	63
Corporate adjustments*	1,446	1,364	3,245	3,263
Adjusted Operating Income	$10,259	$13,495	$13,651	$26,171
Adjusted Operating Income Margin	10.0%	15.7%	7.0%	15.9%

* Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $1.0 million and $1.0 million, respectively. Corporate adjustments for the three and six months ended December 31, 2020 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $0.4 million and $1.0 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.9 million and $1.8 million, respectively, and transaction expenses and costs associated with the Paltech Solutions, Inc. (“7Geese”) Acquisition totaling $0.1 million and $0.5 million, respectively.

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

Adjusted Sales and Marketing expense was $32.6 million and $24.6 million for the three months ended December 31, 2021 and 2020, respectively, and $64.7 million and $48.1 million for the six months ended December 31, 2021 and 2020, respectively. Adjusted Sales and Marketing expenses increased for the three and six months ended December 31, 2021, primarily driven by expanding our sales coverage.

Adjusted General and Administrative expense was $16.4 million and $13.5 million for the three months ended December 31, 2021 and 2020, respectively, and $32.8 million and $24.8 million for the six months ended December 31, 2021 and 2020, respectively. Adjusted General and Administrative expenses increased for the three and six months ended December 31, 2021, primarily driven by additional employee-related costs and professional services, consulting fees and other related costs primarily associated with becoming a public company.

Adjusted Research and Development expense was $9.5 million and $9.4 million for the three months ended December 31, 2021 and 2020, respectively, and $18.1 million and $17.6 million for the six months ended December 31, 2021 and 2020, respectively. Adjusted Research and Development expenses increased for the three and six months ended December 31, 2021, primarily driven by an increase in licensing fees.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Sales and Marketing expense	$40,682	$25,477	$86,470	$49,820
Stock-based compensation expense	(8,110)	(577)	(21,756)	(1,114)
Corporate adjustments*	—	(299)	(53)	(595)
Adjusted Sales and Marketing expense	$32,572	$24,601	$64,661	$48,111
General and Administrative expense	$44,462	$35,056	$87,873	$68,473
Amortization of intangible assets	(20,500)	(19,545)	(40,828)	(39,080)
Stock-based compensation expense	(6,113)	(909)	(11,101)	(1,819)
Liability incentive award compensation expense	—	(20)	—	(63)
Corporate adjustments**	(1,446)	(1,065)	(3,192)	(2,668)
Adjusted General and Administrative expense	$16,403	$13,517	$32,752	$24,843
Research and Development expense	$10,605	$9,390	$20,796	$17,674
Stock-based compensation expense	(1,154)	(37)	(2,675)	(74)
Adjusted Research and Development expense	$9,451	$9,353	$18,121	$17,600

*    Corporate adjustments for the six months ended December 31, 2021 relate to costs associated with becoming a public company. Corporate adjustments for the three and six months ended December 31, 2020 relate to certain transition costs of the new executive leadership team and closure of a standalone facility.
**    Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with the October 2021 Secondary Offering of $1.0 million and $1.0 million, respectively. Corporate adjustments for the three and six months ended December 31, 2020 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $0.1 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs, of $0.9 million and $1.8 million, respectively, and transaction expenses and costs associated with the 7Geese Acquisition totaling $0.1 million and $0.5 million, respectively.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, gain or loss on the extinguishment of debt, and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected applying an adjusted effective tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $8.0 million and $9.9 million for the three months ended December 31, 2021 and 2020, respectively, and was $10.3 million and $19.4 million for the six months ended December 31, 2021 and 2020, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. decreased for the three and six months ended December 31, 2021, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net loss before benefit for income taxes	$(33,548)	$(21,521)	$(84,828)	$(43,278)
Loss on debt amendment	—	—	35	—
Amortization of intangible assets	25,362	31,267	57,412	61,771
Gain on installment sale	—	—	(1,359)	—
Stock-based compensation expense	17,215	1,736	39,027	3,433
Liability incentive award compensation expense	—	20	—	63
Corporate adjustments*	1,446	1,364	3,245	3,263
Non-GAAP adjusted income before applicable income taxes	10,475	12,866	13,532	25,252
Income tax effect on adjustments**	(2,514)	(2,959)	(3,248)	(5,808)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$7,961	$9,907	$10,284	$19,444

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.05	$0.07	$0.06	$0.13
Adjusted shares outstanding***	175,075,956	151,626,272	172,368,220	151,672,136
* Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with the October 2021 Secondary Offering of $1.0 million and $1.0 million, respectively. Corporate adjustments for the three and six months ended December 31, 2020 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $0.4 million and $1.0 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.9 million and $1.8 million, respectively, and transaction expenses and costs associated with the 7Geese Acquisition totaling $0.1 million and $0.5 million, respectively.
** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 24.0% for the three and six months ended December 31, 2021, respectively, and 23.0% for the three and six months ended December 31, 2020, respectively.
*** The adjusted shares outstanding for the three months ended December 31, 2021 are based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the six months ended December 31, 2021 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the three and six months ended December 31, 2020 assume conversion of the Series A Preferred Stock as if it would have occurred on the December 29, 2020 issuance date based on the if-converted method.

Liquidity and Capital Resources

General

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $111.1 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of December 31, 2021, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of December 31, 2021, we had deferred revenue of $15.3 million, of which $10.7 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

New Senior Secured Credit Facility

In June 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank National Association, as administrative agent and collateral agent, providing a $100.0 million senior secured revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility includes an “accordion feature” that allows us, under certain circumstances, to increase the size of the 2021 Credit Facility in a principal amount up to $300.0 million, with a resulting maximum principal amount of $400.0 million, subject to the participating lenders electing to increase their commitments or new lenders being added to the 2021 Credit Agreement.

On September 3, 2021, Paycor, Inc., Pride Guarantor, Inc. and certain other subsidiaries of Paycor HCM, Inc. entered into an amendment (“2021 Amendment”) to the 2021 Credit Agreement. The 2021 Amendment increased the size of the 2021 Credit Facility from $100.0 million to $200.0 million. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.

The 2021 Credit Facility commitments will mature on June 11, 2026.

The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of December 31, 2021, we were in compliance with all covenants.
 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the six months ended December 31, 2021 and 2020.

	Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020
Net cash (used in) provided by operating activities	$(18,724)	$6,848
Net cash used in investing activities	(16,035)	(27,996)
Net cash provided by financing activities	413,341	214,327
Impact of foreign exchange on cash and cash equivalents	63	(30)
Net change in cash and cash equivalents	378,645	193,149
Cash and cash equivalents at beginning of period	560,000	546,448
Cash and cash equivalents at end of period	$938,645	$739,597

Operating Activities

Net cash used in operating activities was $18.7 million for the six months ended December 31, 2021 and net cash provided by operating activities $6.8 million for the six months ended December 31, 2020. The change in operating activities for the six months ended December 31, 2021 reflects an increase in net loss and a decrease in changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $16.0 million and $28.0 million, for the six months ended December 31, 2021 and 2020, respectively. The change in investing activities for the six months ended December 31, 2021 was primarily due to the acquisition of 7Geese in September 2020 offset by an increase in internally developed software costs in fiscal year 2022.

Financing Activities

Net cash provided by financing activities was $413.3 million and $214.3 million for the six months ended December 31, 2021 and 2020, respectively. The change in financing activities for the six months ended December 31, 2021 was primarily attributable to an increase in funds held to satisfy client funds obligations as well as proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended December 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of December 31, 2021, we have cash and cash equivalents totaling $111.1 million and funds held for clients of $940.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of December 31, 2021.

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

At December 31, 2021, we had no outstanding debt under our 2021 Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Impact of Inflation

While inflation may impact our revenues and costs of revenues, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. Nonetheless, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

In the event Federal Reserve raises interest rates to combat inflation, we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on September 2, 2021.

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

The IBIPA regulates the collection, use, safeguarding, and storage of “biometric identifiers” or “biometric information” by companies such as ours. IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Even in circumstances where we do not believe a regulation applies to our activities, we may still be the subject of lawsuits alleging a regulation does apply. We are currently a defendant in three lawsuits, two in Illinois state court, and one in federal court in the Southern District of Illinois, related to the IBIPA. Each alleges that Paycor violated IBIPA by failing to provide adequate notices and obtain consent from users of timekeeping devices that use handprint and/or fingerprint scanning for employee timekeeping. We do not believe IBIPA applies to the Company as alleged in the complaints and strenuously deny these claims. In the two state court cases, we made a motion to dismiss the action, which was denied by the court. The cases are currently in discovery and we have filed a motion for summary judgment, which is pending. The federal court lawsuit was recently stayed by the court. While adverse results in these lawsuits may include awards of substantial monetary damages, we believe it is too early to determine the possibility of liability and have not accrued any potential or estimated liabilities relating to these matters.

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

31.1	Certification of Principal Executive Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, Pursuant to Rule 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, Pursuant to Rule 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	February 4, 2022	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 4, 2022	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)