Form 10-Q
period 2022-03-31
PAYCOR HCM, INC.
filed 2022-05-06
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2022, the number of shares of the Registrant’s Common Stock outstanding was 174,909,539 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2022	June 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,004	$2,634
Accounts receivable, net	20,194	16,472
Deferred contract costs	34,247	24,503
Prepaid expenses	12,417	6,586
Other current assets	1,214	1,516
Current assets before funds held for clients	202,076	51,711
Funds held for clients	1,880,485	670,315
Total current assets	2,082,561	722,026
Property and equipment, net	32,751	41,080
Goodwill	750,655	750,802
Intangible assets, net	280,414	355,323
Capitalized software, net	37,921	31,310
Long-term deferred contract costs	117,256	90,880
Other long-term assets	25,080	19,532
Total assets	$3,326,638	$2,010,953
Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$11,741	$11,978
Accrued expenses and other current liabilities	14,317	15,782
Accrued payroll and payroll related expenses	38,144	32,305
Deferred revenue	11,764	11,948
Current liabilities before client fund obligations	75,966	72,013
Client fund obligations	1,882,450	669,960
Total current liabilities	1,958,416	741,973
Deferred income taxes	62,671	76,138
Other long-term liabilities	11,886	16,680
Long-term debt, net	—	49,100
Total liabilities	2,032,973	883,891
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	—	248,423
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 174,903,005 shares outstanding at March 31, 2022 and 141,097,740 outstanding at June 30, 2021, respectively	175	141
Treasury stock, at cost, 10,620,260 shares at March 31, 2022 and June 30, 2021	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at March 31, 2022 and June 30, 2021, respectively	—	—
Series A preferred stock, $0.001 par value, 10,000 shares authorized, — and 7,715 shares outstanding at March 31, 2022 and June 30, 2021, respectively	—	262,772
Additional paid-in capital	1,910,745	1,133,399
Accumulated deficit	(371,570)	(275,751)
Accumulated other comprehensive (loss) income	(611)	3,152
Total stockholders' equity	1,293,665	878,639
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$3,326,638	$2,010,953

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues:
Recurring and other revenue	$122,189	$99,405	$317,334	$263,372
Interest income on funds held for clients	408	434	1,062	1,392
Total revenues	122,597	99,839	318,396	264,764
Cost of revenues	41,157	41,189	127,850	112,506
Gross profit	81,440	58,650	190,546	152,258
Operating expenses:
Sales and marketing	41,487	26,044	127,957	75,864
General and administrative	54,090	38,441	141,963	106,914
Research and development	9,324	8,833	30,120	26,507
Total operating expenses	104,901	73,318	300,040	209,285
Loss from operations	(23,461)	(14,668)	(109,494)	(57,027)
Other (expense) income:
Interest expense	(101)	(688)	(448)	(1,847)
Other	(12)	80	1,540	320
Loss before benefit for income taxes	(23,574)	(15,276)	(108,402)	(58,554)
Income tax benefit	(6,876)	(3,215)	(24,204)	(12,344)
Net loss	(16,698)	(12,061)	(84,198)	(46,210)
Less: Accretion of redeemable noncontrolling interests	—	6,379	11,621	17,900
Net loss attributable to Paycor HCM, Inc.	$(16,698)	$(18,440)	$(95,819)	$(64,110)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.10)	$(0.13)	$(0.56)	$(0.43)
Weighted average common shares outstanding:
Basic and diluted	174,819,649	141,097,740	171,881,617	148,113,313
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net loss	$(16,698)	$(12,061)	$(84,198)	$(46,210)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on foreign currency translation	97	71	(74)	335
Unrealized loss on available-for-sale securities, net of tax	(1,291)	(285)	(1,736)	(347)
Other comprehensive loss, net of tax	(1,194)	(214)	(1,810)	(12)
Comprehensive loss	(17,892)	(12,275)	(86,008)	(46,222)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	6,379	11,621	17,900
Comprehensive loss attributable to Paycor HCM, Inc.	$(17,892)	$(18,654)	$(97,629)	$(64,122)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2020	5,143	$175,146	141,097,740	$141	$(245,074)	$1,132,660	$(224,483)	$2,972	$841,362
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(18,440)	—	(18,440)
Stock-based compensation expense	—	—	—	—	—	1,875	—	—	1,875
Other comprehensive loss	—	—	—	—	—	—	—	(214)	(214)
Issuance of preferred stock, net	2,572	87,626	—	—		—	—	—	87,626
Balance, March 31, 2021	7,715	$262,772	141,097,740	$141	$(245,074)	$1,134,535	$(242,923)	$2,758	$912,209

	Three Months Ended March 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(16,698)	—	(16,698)
Stock-based compensation expense	—	—	—	—	—	—	—	16,294	—	—	16,294
Issuance of common stock under employee stock plans	—	—	—	—	473,102	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,194)	(1,194)
Other	—	—	—	—	—	—	—	6	—	—	6
Balance, March 31, 2022	—	$—	—	$—	174,903,005	$175	$(245,074)	$1,910,745	$(371,570)	$(611)	$1,293,665

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Nine Months Ended March 31, 2021
	Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2020	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	(64,110)	—	(64,110)
Stock-based compensation expense	—	—	—	—	—	5,308	—	—	5,308
Other comprehensive loss	—	—	—	—	—	—	—	(12)	(12)
Issuance of preferred stock, net	7,715	262,772	—	—	—	—	—	—	262,772
Repurchase of common stock, at cost	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)
Balance, March 31, 2021	7,715	$262,772	141,097,740	$141	$(245,074)	$1,134,535	$(242,923)	$2,758	$912,209

	Nine Months Ended March 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(95,819)	—	(95,819)
Stock-based compensation expense	—	—	—	—	—	—	—	55,321	—	—	55,321
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	473,102	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,810)	(1,810)
Other	—	—	—	—	—	—	—	1,953	—	(1,953)	—
Balance, March 31, 2022	—	$—	—	$—	174,903,005	$175	$(245,074)	$1,910,745	$(371,570)	$(611)	$1,293,665

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(84,198)	$(46,210)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	5,113	5,073
Amortization of intangible assets and software	95,556	103,091
Amortization of deferred contract costs	22,330	13,641
Stock-based compensation expense	55,321	5,308
Amortization of debt acquisition costs	66	511
Deferred tax benefit	(24,227)	(12,344)
Bad debt expense	1,655	1,005
Gain on sale of investments	(9)	(70)
Gain on installment sale	(1,359)	—
Loss (gain) on foreign currency exchange	101	(571)
Loss on lease exit	9,055	—
Change in fair value of deferred consideration	(138)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,391)	(5,144)
Prepaid expenses and other current assets	(5,529)	(526)
Other long-term assets	334	868
Accounts payable	(160)	(2,159)
Accrued liabilities	6,151	9,453
Deferred revenue	943	(826)
Other long-term liabilities	(5,533)	243
Deferred contract costs	(58,450)	(45,158)
Net cash provided by operating activities	11,631	26,185
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(178,362)	(174,962)
Proceeds from sale and maturities of client funds available-for-sale securities	127,603	174,561
Purchase of property and equipment	(1,861)	(2,141)
Proceeds from note receivable on installment sale	3,040	—
Acquisition of intangible assets	(4,640)	(9,252)
Acquisition of Paltech Solutions, Inc., net of cash acquired	—	(16,592)
Internally developed software costs	(22,667)	(15,424)
Net cash used in investing activities	(76,887)	(43,810)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	1,204,091	172,311
Payment of contingent consideration	—	(1,000)
Payment of deferred consideration	(2,752)	—
Proceeds from promissory note with related party	—	64,989
Repayment of promissory note with related party	—	(64,989)
Proceeds from line-of-credit	3,500	56,217
Repayments of line-of-credit	(52,600)	(60,828)
Proceeds from debt	—	25,000
Repayments of debt	—	(758)
Proceeds from issuance of preferred stock, net of offering costs	—	262,772
Purchase of treasury stock at cost	—	(245,074)
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	454,915	—
Redemption of Redeemable Series A Preferred Stock (acquisition of non-controlling interest)	(260,044)	—
Proceeds from employee stock purchase plan	3,186	—
Dividends paid to noncontrolling interests	—	(6,194)
Other financing activities	(395)	(397)
Net cash provided by financing activities	1,349,901	202,049
Impact of foreign exchange on cash and cash equivalents	18	(35)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	1,284,663	184,389
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	560,000	546,448
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$1,844,663	$730,837
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$25	$28
Cash paid during the year for interest	$154	$510
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$134,004	$19,364
Restricted cash and short-term investments	—	6,076
Funds held for clients	1,710,659	705,397
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,844,663	$730,837

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

Initial Public Offering

On July 20, 2021, the Company priced the initial public offering (“IPO”) of 18,500,000 shares of its common stock (the “Firm Shares”), $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of common stock from the Company (the “Option Shares”), which was exercised by the underwriters in whole. The IPO closed and both the Firm Shares and the Option Shares were delivered on July 23, 2021. In aggregate, the IPO shares issued generated approximately $454,915, which is net of approximately $30,583 in underwriters’ discount and $3,827 of offering costs paid during the nine months ended March 31, 2022. Upon completion of the IPO, $4,595 of offering costs, $3,827 of which were paid during the nine months ended March 31, 2022, were recorded to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the condensed consolidated balance sheets. Additionally, upon the closing of the IPO:

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
•the outstanding Long Term Incentive Plan Units (“LTIP Units”) converted to 1,761,578 restricted stock units (“RSUs”) and the Company began recognizing compensation expense equal to the aggregate dollar value over the requisite two-year service period; and
•the performance-based incentive units granted under the Pride Aggregator, L.P. Management Equity Plan (“MEP”) converted to time-based incentive units, with 25% vesting upon successive 6-month anniversary dates for the 24 months beginning on the date of the Company’s IPO.

In connection with the Company’s IPO, the Company executed a 1,517.18 for 1 share stock split (“IPO Stock Split”) relating to its common stock. All share and per share amounts have been retroactively adjusted to reflect the IPO Stock Split for all periods presented within the unaudited condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2021 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2021. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for the future interim periods and the full fiscal year. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.
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
The Company’s results of operations and financial condition can also be affected by economic, political, legislative, regulatory and legal actions, including but not limited to health epidemics and pandemics and their resulting economic impact, including the impact from the COVID-19 pandemic. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies can have a significant effect on the Company’s results of operations and financial condition. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

For periods prior to the IPO, the Company estimated grant date fair value using a Monte Carlo simulation model. As the Company's equity was not publicly traded, there was no history of market prices for the Company's equity. Thus, estimating grant date fair value required the Company to make assumptions, including the value of the Company's equity, expected volatility, expected term and the expected risk-free rate of return.

For periods subsequent to the IPO, the Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. See Note 13 - “Equity Compensation Plans” for additional information on the Company’s stock-based compensation plans.

Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $3,683 and $2,402 as of March 31, 2022 and June 30, 2021, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a customer’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $5,354 and $4,223 for the three months ended March 31, 2022 and 2021, respectively. Advertising and promotion expense totaled approximately $15,229 and $11,520 for the nine months ended March 31, 2022 and 2021, respectively.
Income taxes
Income tax benefit for the three months ended March 31, 2022 and 2021 was $6,876 and $3,215, respectively, reflecting an effective tax rate of 29.2% and 21.0% for the three month periods ended March 31, 2022 and 2021, respectively. Income tax benefit for the nine months ended March 31, 2022 and 2021 was $24,204 and $12,344, respectively, reflecting an effective tax rate of 22.3% and 21.1% for the nine month periods ended March 31, 2022 and 2021, respectively.
Pending accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). This update amends existing accounting standards for lease accounting and requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short-term leases). The Company has formed a project team to review contracts to determine which qualify as a lease and then evaluate the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company is evaluating, designing, and implementing new processes and internal controls to meet the requirements to report and disclose financial information relating to the Company’s leases. In addition, the Company is designing a process to perform the necessary calculations to derive the right-of-use assets and liabilities associated with each lease to support the requirements of the new standard.

The Company anticipates that the adoption of this standard will materially affect its condensed consolidated balance sheets. The Company will adopt this ASU on July 1, 2022 using the modified retrospective approach. The Company plans to apply the package of practical expedients in the guidance which, among other things, includes carrying forward the historical lease classification. The Company plans to make accounting policy elections not to apply the new guidance to leases with a term of less than 12 months, as well as to derive the incremental borrowing rate at the July 1, 2022 adoption date based on the remaining lease term as of the adoption date.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its condensed consolidated financial statements and expects to adopt this new standard in the fiscal year beginning July 1, 2023 if the Company continues to qualify as an emerging growth company.

3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Recurring fees	$119,108	$95,767	$307,873	$252,743
Implementation services and other	3,081	3,638	9,461	10,629
Recurring and other revenue	$122,189	$99,405	$317,334	$263,372
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Balance, beginning of period	$15,289	$16,746	$16,047	$15,916
Deferred revenue acquired	—	—	—	1,374
Deferral of revenue	6,467	3,792	15,868	9,767
Revenue recognized	(4,816)	(3,979)	(14,926)	(10,582)
Impact of foreign exchange	32	(10)	(17)	74
Balance, end of period	$16,972	$16,549	$16,972	$16,549
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the condensed consolidated balance sheets. The Company will recognize deferred revenue of $4,359 in fiscal year 2022, $8,835 in fiscal year 2023, $2,912 in fiscal year 2024, and $866 thereafter.
 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended March 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$62,471	$9,076	$(3,713)	$67,834
Costs to fulfill a contract	76,543	11,681	(4,555)	83,669
Total	$139,014	$20,757	$(8,268)	$151,503

	As of and for the Three Months Ended March 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$42,010	$7,433	$(2,351)	$47,092
Costs to fulfill a contract	50,620	8,535	(2,808)	56,347
Total	$92,630	$15,968	$(5,159)	$103,439

	As of and for the Nine Months Ended March 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$25,006	$(10,098)	$67,834
Costs to fulfill a contract	62,457	33,444	(12,232)	83,669
Total	$115,383	$58,450	$(22,330)	$151,503

	As of and for the Nine Months Ended March 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$32,233	$21,069	$(6,210)	$47,092
Costs to fulfill a contract	39,689	24,089	(7,431)	56,347
Total	$71,922	$45,158	$(13,641)	$103,439
Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the condensed consolidated balance sheets. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expense in the unaudited condensed consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented in this report.
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

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, $1,661 of which is deductible for tax purposes. Goodwill consists primarily of the acquired workforce, synergistic benefits, and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the 7Geese Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of Company products. The final purchase price allocation is as follows:

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
The contingent consideration related to the 7Geese Acquisition consisted of a maximum of $3,000 in payments based on the achievement of operational milestones within a three-year period. The contingent consideration was initially measured at fair value at the acquisition date and recorded as a liability. The liability at fair value was based on the estimated future payments. The Company made payments of $1,000 in March 2021 and $2,000 in May 2021 to fully satisfy the contingent payment obligation.
The deferred consideration related to the 7Geese Acquisition consisted of a one-time payment due and paid in the second quarter of fiscal year 2022.
The Company incurred transaction costs of approximately $500 related to the 7Geese Acquisition for the nine months ended March 31, 2021, of which none relates to the three months ended March 31, 2021. These costs were expensed as incurred in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.
Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial purchase price of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company is required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period. Contingent payments made for the three and nine months ended March 31, 2022 were $1,453 and $3,890, respectively.

The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of March 31, 2022, the weighted average amortization period for these intangible assets was approximately 2.0 years. The contingent payments are recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,710,659	$—	$—	$1,710,659
U.S. Treasury and direct obligations of U.S. government agencies	35,422	1	(171)	35,252
Corporate bonds	90,740	5	(938)	89,807
Commercial paper	22,802	—	(6)	22,796
Other securities	22,136	6	(171)	21,971
	$1,881,759	$12	$(1,286)	$1,880,485

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
U.S. Treasury and direct obligations of U.S. government agencies	28,757	92	(11)	28,838
Corporate bonds	50,188	1,900	(189)	51,899
Commercial paper	21,831	11	(6)	21,836
Other securities	9,821	629	(74)	10,376
	$667,963	$2,632	$(280)	$670,315
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months March 31, 2022 and 2021, were approximately $52,694 and $55,246, respectively. Proceeds from sales and maturities of investment securities for the nine months ended March 31, 2022 and 2021, were approximately $127,603 and $174,561, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes these unrealized losses result from changes in interest rates rather than credit risk, and therefore does not believe the related investments are other-than-temporarily impaired.

Expected maturities as of March 31, 2022 for client fund assets are as follows:

Due within fiscal year 2022	$1,739,564
Due within fiscal year 2023	71,821
Due within fiscal year 2024	35,105
Due after fiscal year 2024	33,995
Total	$1,880,485

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	March 31, 2022	June 30, 2021
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	14,861	13,427
Furniture and fixtures	2,286	4,596
Office equipment	2,330	2,337
Leasehold improvements	1,462	8,227
	48,374	56,022
Accumulated depreciation and amortization	(15,623)	(14,942)
Property and equipment, net	$32,751	$41,080
Depreciation and amortization of property and equipment was approximately $1,665 and $1,718 for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization of property and equipment was approximately $5,113 and $5,073 for the nine months ended March 31, 2022 and 2021, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	March 31, 2022	June 30, 2021
Capitalized software	$75,551	$52,945
Accumulated amortization	(37,630)	(21,635)
Capitalized software, net	$37,921	$31,310
Amortization expense for capitalized software was approximately $5,767 and $3,690 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for capitalized software was approximately $16,008 and $9,538 for the nine months ended March 31, 2022 and 2021, respectively.
The following is a schedule of future amortization expense as of March 31, 2022:

2022 (remaining three months)	$5,603
2023	18,289
2024	11,425
2025	2,604
2026	—
$37,921

8. GOODWILL AND INTANGIBLE ASSETS:
Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired.
Changes in the carrying amount of goodwill are presented below:

Balance at July 1, 2021	$750,802
Foreign currency translation	(147)
Balance at March 31, 2022	$750,655
Components of intangible assets were as follows:

	March 31, 2022	June 30, 2021
Cost:
Technology	$141,415	$140,665
Customer relationships	438,872	434,983
Trade name	105,672	105,672
Total cost	$685,959	$681,320
Accumulated amortization:
Technology	$(134,686)	$(116,669)
Customer relationships	(246,779)	(190,538)
Trade name	(24,080)	(18,790)
Total accumulated amortization	$(405,545)	$(325,997)
Intangible assets, net	$280,414	$355,323

Amortization expense for intangible assets was approximately $22,136 and $31,782 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense for intangible assets was approximately $79,548 and $93,553 for the nine months ended March 31, 2022 and 2021, respectively.
The following is a schedule of future amortization expense as of March 31, 2022:

2022 (remaining three months)	$21,976
2023	87,162
2024	81,692
2025	30,890
2026	7,043
Thereafter	51,651
$280,414

9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
The Company’s long-term debt consists of the following:

	March 31, 2022	June 30, 2021
2021 Credit Facility	$—	$49,100
Less: Unamortized debt issuance costs	—	—
Total long-term debt (including current portion)	—	49,100
Less: Current portion	—	—
Total long-term debt, net	$—	$49,100
2021 Credit Agreement
On June 11, 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders, providing a $100,000 senior secured revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility includes an “accordion feature” that allows the Company, under certain circumstances, to increase the size of the 2021 Credit Facility by an additional principal amount of up to $300,000, with a resulting maximum principal amount of $400,000, subject to the participating lenders electing to increase their commitments or new lenders being added to the 2021 Credit Agreement.

On September 3, 2021, the Company entered into an amendment (the “2021 Amendment”) to the 2021 Credit Agreement which increased the size of the 2021 Credit Facility from $100,000 to $200,000. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.
Borrowings under the 2021 Credit Facility, if any, have variable interest rates. The variable interest rates equal, at the Company’s option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of LIBOR borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of LIBOR borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.
The 2021 Credit Facility requires the Company to pay a quarterly unused fee of (i) prior to an initial public offering, 0.25% and (ii) following an initial public offering, between 0.10% per annum and 0.175% per annum based on our total leverage ratio.
Any borrowings under the 2021 Credit Facility will mature on June 11, 2026.
Borrowings under the 2021 Credit Agreement are guaranteed by a subsidiary, Pride Guarantor, Inc. and certain other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor, Inc.
The 2021 Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants.
On July 15, 2021 and August 9, 2021, the Company repaid $4,600 and $44,500, respectively, of revolver borrowings under the 2021 Credit Facility. As of March 31, 2022, there were no outstanding revolver borrowings under the 2021 Credit Facility.
As a result of the Company entering into the 2021 Amendment, the Company expensed approximately $35 primarily consisting of third party costs. Amounts expensed relating to the 2021 Amendment are recorded as other (expense) income - other within the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022.
Additionally, the Company capitalized approximately $100 of deferred financing fees for the nine months ended March 31, 2022 in connection with the 2021 Amendment, which are included in other long-term assets within the condensed consolidated balance sheets.

The Company had no outstanding letters of credit as of March 31, 2022 or June 30, 2021.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of March 31, 2022 and June 30, 2021, because of the relatively short maturity of these instruments. Additionally, the Company believes the fair value of the amounts outstanding under the Company’s 2021 Credit Facility as of June 30, 2021, approximate carrying value because their variable interest rate terms correspond to the current market terms.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,710,659	$—	$—	$1,710,659
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	35,252	—	35,252
Corporate bonds	—	89,807	—	89,807
Commercial paper	—	22,796	—	22,796
Other securities	—	21,971	—	21,971
	$1,710,659	$169,826	$—	$1,880,485

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	28,838	—	28,838
Corporate bonds	—	51,899	—	51,899
Commercial paper	—	21,836	—	21,836
Other securities	—	10,376	—	10,376
	$557,366	$112,949	$—	$670,315

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
11. REDEEMABLE NONCONTROLLING INTERESTS:

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of March 31, 2022, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2022 includes $— and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. Accretion of Redeemable Noncontrolling Interests for the three and nine months ended March 31, 2021 includes $6,379 and $17,900 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increased the liquidation preference on each preferred share.
The following table shows the change in the Company’s Redeemable Noncontrolling Interests during the periods presented:

Balance at July 1, 2021	$248,423
Accretion of Series A Redeemable Preferred Stock	11,621
Redemption of outstanding shares	(260,044)
Balance at March 31, 2022	$—
12. CAPITAL STOCK:
Effective following the IPO, the Company amended and restated its certificate of incorporation to effectuate the IPO Stock Split, which authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The Company also authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2022 and June 30, 2021, there were 174,903,005 and 141,097,740 shares of common stock outstanding, respectively, and no preferred stock outstanding.

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

On December 29, 2020, subsequent to the Company’s Series A Preferred Stock issuance, the Company used the proceeds from the Series A Preferred Stock issuance and an intercompany promissory note of $64,989 with Pride Aggregator L.P. to repurchase 10,620,260 shares of its common stock at a price of $23.07 per share for approximately $245,000.
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
The Company recognized stock-based compensation costs and costs relating to liability awards for the three months ended March 31, 2022 and 2021 of $16,294 and $1,882, respectively. The Company recognized stock-based compensation costs and costs relating to liability awards for the nine months ended March 31, 2022 and 2021 of $55,321 and $5,378, respectively.

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
Management Equity Plan Units
Under the terms of the Company’s MEP, one-half of the MEP incentive units vest based on an associate’s service time. Vesting for the second half of the MEP incentive units is established based on the Company’s performance relative to Apax’s original invested amount, with the performance calculations defined in the plan triggered by the Company’s IPO (implied performance condition). The MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits the award to participate in distributions only to the extent the distribution amount for the units exceed the floor amount. The Company estimated the fair value of the MEP incentive units using the Monte Carlo simulation method.

The MEP time-based incentive units vest 25% on the first anniversary after the vesting commencement date and thereafter in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the MEP time-based incentive units occurring on the fourth anniversary of the vesting commencement date. The MEP time-based incentive units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP time-based incentive units at the grant date is recognized as the MEP time-based incentive units vest.

As a result of the Company’s IPO, and due to an election by Apax, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, the Company estimated fair value as of the modification date.

The Modified MEP Incentive Units are accounted for as equity awards and the compensation expense calculated based upon the fair value of the Modified MEP Incentive Units at the modification date is recognized as the Modified MEP Incentive Units vest. The Company estimated the fair value of the Modified MEP Incentive Units based upon the IPO Price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP.

The following table presents the MEP incentive unit activity:

	Time-Based Incentive Units			Modified MEP Incentive Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2021	38,079	$578	$442	36,879	$593	$379
Granted	—	—	—	—	—	—
Forfeited	(915)	1,186	409	(1,853)	691	1,321
Outstanding at March 31, 2022	37,164	$563	$443	35,026	$588	$1,424

As of March 31, 2022, there was $4,653 of unrecognized compensation expense for the unvested time-based incentive units that will be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value of time-based incentive units that vested during the nine months ended March 31, 2022 and 2021 was $414 and $455, respectively.

As of March 31, 2022, the unrecognized compensation expense related to the unvested Modified MEP Incentive Units was $32,649 that will be recognized over a weighted average period of 1.3 years. The weighted average grant date fair value of the Modified MEP Incentive Units vested during the nine months ended March 31, 2022 and 2021 was $1,429 and $—, respectively.

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
Stock Options
In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of its common stock. Additionally, options were granted in October 2021 in connection with the Company’s annual grant. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the nine months ended March 31, 2022:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	—	$—	$—	—	$—
Granted	1,143,759	23.09	9.40	9.30	—
Exercised	—	—	—	—	—
Forfeited and cancelled	(46,741)	23.00	9.36	—	—
Outstanding at March 31, 2022	1,097,018	$23.10	$9.40	9.30	$6,650
Exercisable as of March 31, 2022	—	$—	$—	—	$—
None of the stock options were exercised during the period ended March 31, 2022. Total unrecognized compensation cost related to the unvested stock options is $7,925, which is expected to be recognized over a weighted average period of 2.3 years.
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

The expected volatility was based on the average historical and implied volatility of the Company’s peer group since the Company had either limited or no publicly traded stock history as of the grant date. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant.
Restricted Stock Units
The following table summarizes information related to RSUs granted by the Company. These include grants of LTIP Units that were converted to RSUs as described above, as well as grants made in connection with the Company’s IPO and other grants. In connection with the Company’s IPO, the Company primarily granted RSUs to its executives, its independent directors, members of its IPO transaction team and senior employees of the Company.
RSUs that were granted as a result of the conversion of the LTIP Units vest over a two-year period, whereas RSUs that were granted at and subsequent to the time of the Company’s IPO generally vest over a three-year period.

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2021	—	$—
Conversion of LTIP Units	1,761,578	27.01
Granted	1,586,424	29.98
Vested	(695,104)	27.03
Forfeited	(168,432)	28.64
Outstanding, unvested grants at March 31, 2022	2,484,466	$28.79
As of March 31, 2022, total unrecognized compensation expense related to the RSUs is $59,031, which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of RSUs vested during the nine months ended March 31, 2022 was $18,791.

Employee Stock Purchase Plan
On July 20, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The Company has reserved 3,100,000 shares of its common stock for future issuance under the ESPP. The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the Board of Directors, to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share of Company common stock on (i) the offering date or (ii) the respective purchase date.

The ESPP grants participating employees the right to acquire Company common stock in increments of 1% to 10% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service limitations. The first offering period of the Company’s ESPP commenced on September 1, 2021 and was four months in duration. Subsequent offering periods will be January 1 through June 30 and July 1 through December 31 of a given year.

The Company records stock-based compensation expense within cost of goods sold, sales and marketing expense, general and administrative expense and research and development expense related to the discount given to the Company’s participating employees.
14. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted average shares of common stock outstanding during the period.

Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and nine months ended March 31, 2022 and 2021 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three and nine months ended March 31, 2022 and 2021, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the three and nine months ended March 31, 2022 and 2021, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss attributable to Paycor HCM, Inc.	$(16,698)	$(18,440)	$(95,819)	$(64,110)
Weighted average outstanding shares:
Basic and diluted	174,819,649	141,097,740	171,881,617	148,113,313
Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.56)	$(0.43)
15. COMMITMENTS AND CONTINGENCIES:
The Company is subject to various claims, litigation, and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. The resolution of these claims, litigation and regulatory compliance matters, individually or in the aggregate, is not expected to have a material adverse impact on the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Exit or Disposal Activities

During the three months ended March 31, 2022, as a result and in consideration of the changing nature regarding the use of office space by the workforce amid the impacts of the COVID-19 pandemic, the Company evaluated its existing real estate lease portfolio. This evaluation included the establishment of a formal plan to exit certain leased office spaces that are no longer utilized.

As a result of the evaluation, the Company recognized a loss on exit of certain leases of $9,055, which is included in general and administrative expenses in the accompanying statement of operations for the three and nine months ended March 31, 2022.

The loss included the present value of the remaining lease obligation on the cease-use date, net of estimated sublease income, as well as the write-off of $4,910 of the carrying value of abandoned furniture, fixtures, equipment and leasehold improvements offset by $3,250 of deferred rent.

The total exit cost obligation at March 31, 2022 is $7,395, which is included within Accrued expenses and other current liabilities and Other long-term liabilities on the consolidated balance sheets, respectively, as follows:

Accrued expenses and other current liabilities	$3,756
Other long-term liabilities	3,639
Total exit cost obligation	$7,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the unaudited condensed consolidated operating results, financial condition, liquidity, and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report as well as management’s discussion and analysis and audited consolidated financial statements for the year ended June 30, 2021 included in our most recent Annual Report on Form 10-K. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements” and in our most recent Annual Report on Form 10-K and other important factors disclosed previously in our other filings with the Securities and Exchange Commission.

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
•Our ability to comply with anti-corruption, anti-bribery and similar laws.
•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.
•Our ability to maintain effective internal controls over financial reporting.
•The other risk factors set forth elsewhere in this report and under Item 1A of Part I of the Annual Report on Form 10-K, filed with the SEC on September 2, 2021.

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

Overview
We are a leading SaaS provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower business leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. More than 29,800 customers across all 50 states trust Paycor to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, HR-related cloud-based computing services and nonrefundable implementation fees, which represented over 99% of total revenue for the three and nine months ended March 31, 2022. In addition, we earn interest income on funds held for clients.

We have developed a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size, geography, and industry. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Total Revenue	$122,597	$99,839	$318,396	$264,764
Loss from Operations	$(23,461)	$(14,668)	$(109,494)	$(57,027)
Operating Margin	(19.1)%	(14.7)%	(34.4)%	(21.5)%
Adjusted Operating Income*	$24,650	$21,597	$38,301	$47,768
Adjusted Operating Income Margin*	20.1%	21.6%	12.0%	18.0%
Net Loss	$(16,698)	$(12,061)	$(84,198)	$(46,210)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

COVID-19 Pandemic Impact

Many of our prospective and existing customers’ businesses were impacted by the COVID-19 pandemic and related economic headwinds, which resulted in reduced customer employee headcount, temporary and permanent business closures, and/or delayed sales/starts. While the number of companies on our platform remained consistent, the number of our customers’ employees on our platform declined 7% from March to April 2020. Because we charge our customers on a per-employee basis for certain services, decreases in headcount negatively impacted our recurring revenue beginning in the third quarter of fiscal year 2020. Since then, the number of our customers’ employees on our platform recovered rapidly.

In March 2020, we began transitioning our employees to remote working and continue to embrace a virtual first approach. We have not experienced any material disruptions in our ability to operate our business during the pandemic as our business model enables us to service our clients remotely.

Paycor was among the leaders in the HCM industry to quickly pivot and deliver the technology and expert advice our customers needed to weather the pandemic. For example, we updated our product to facilitate Paycheck Protection Program (“PPP”) loans and funding, partnered with customers to provide the reporting they needed to file for funding, and launched an immunization tracker that enabled customers to track and report on employees’ vaccination status. Paycor also provided thought leadership and expert advice to leaders of small and medium-sized businesses on nearly every aspect of the pandemic, from COVID safety protocols to advice on how to transition to remote work environments, how to safely return to work, how to monitor and launch interventions in support of employee mental health and emotional well-being, as well as articles and webinars on federal and state HR compliance regulations.

Although macroeconomic conditions have improved, the duration and severity of the COVID-19 pandemic, and the long-term effects the pandemic will have on our customers, our operations and general economic conditions, remain uncertain and difficult to predict. Our business and financial performance may continue to be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in growth in the overall market, among other factors.

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

As of March 31, 2022 and 2021, we had approximately 29,800 and 28,200 customers, respectively, representing a period-over-period increase of 5.7%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We track client accounts as it provides an alternative measure of the scale of our business and customers.

In addition, we are also focused on expanding our broker referral relationships to drive the acquisition of new customers. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of business leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. We define “effective PEPM,” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Employee Experience and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of paid employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period. Paycor HCM’s net revenue retention continued to trend favorably and is in line with historical pre-COVID levels. It had been negatively impacted during the pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our Paycor Analytics and Scheduling products. In 2020 we built and released our compensation management product. In 2021 we launched on-demand pay and a full suite of talent management tools, including performance reviews, one-on-one coaching, OKRs and structured goal setting. In 2022, we have released an enhanced version of the Paycor Developer Portal making it simple for our customers to connect the power of their people data across their business through improved integrations. By using Paycor’s public APIs and events, companies can be immediately notified of changes and keep multiple systems in-sync. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

As a result of our Initial Public Offering (“IPO”), we incurred transaction-related expenses. These expenses include transaction bonuses, share-based compensation expense associated with two Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under our Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of the Series A Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Series A Redeemable Preferred Stock are presented below.

We granted Long Term Incentive Plan units (“LTIP Units”) under our Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Equity Incentive Plan. The LTIP Units provided for, at our discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurred and if the LTIP participant remained employed with us on such date. Our IPO resulted in a determination date, for which each LTIP participant is entitled to an LTIP Payment with respect to 20% of the LTIP participant’s LTIP Units as of the IPO date and 20% on each of four subsequent payment dates that are six, twelve, eighteen and 24 months following the IPO date. As a result of our IPO, the LTIP Units converted into the entitlement to receive a fixed number of shares of common stock, based on the IPO price. We settled such entitlements by issuing restricted stock units, which will vest on the applicable payment dates and we will recognize approximately $47.6 million of compensation expense over the requisite service period relating to the LTIP Units.

Under the terms of the MEP, one-half of the MEP incentive units vest based on an associate’s service time. Vesting for the second half of the MEP incentive units is established based on our performance relative to Apax’s original invested amount, with the performance calculations defined in the plan, triggered by our IPO (implied performance condition). The MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits the award to participate in distributions only to the extent the distribution amount for the units exceed the floor amount. We estimated the fair value of the MEP incentive units using the Monte Carlo simulation method.

The MEP time-based incentive units vest 25% on the first anniversary after the vesting commencement date and thereafter in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the time-based incentive units occurring on the fourth anniversary of the vesting commencement date. The MEP time-based incentive units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP time-based incentive units at the grant date is recognized as the MEP time-based incentive units vest. As of March 31, 2022, there was approximately $4.7 million of unrecognized compensation expense associated with unvested MEP time-based incentive units. The unrecognized compensation expense associated with unvested MEP time-based incentive units outstanding at March 31, 2022 will be recognized over a weighted average period of 1.5 years from March 31, 2022.

As a result of our IPO, and due to an election by Apax, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

The Modified MEP Incentive Units are accounted for as equity awards and the compensation expense calculated based upon the fair value of the Modified MEP Incentive Units at the modification date is recognized as the Modified MEP Incentive Units vest. We estimate the fair value of the Modified MEP Incentive Units based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP. As of March 31, 2022, there was approximately $32.6 million of unrecognized compensation expense associated with unvested Modified MEP Incentive Units. The unrecognized compensation expense associated with the unvested Modified MEP Incentive Units outstanding at March 31, 2022 will be recognized over a weighted average period of 1.3 years from March 31, 2022.
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

We redeemed the Series A Redeemable Preferred Stock in connection with, and using proceeds from, our IPO. The redemption price per share was equal to 101% of the liquidation preference, plus accrued and unpaid dividends to the redemption date, or approximately $260.0 million.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $17.0 million as of March 31, 2022, with $4.8 million and $14.9 million of revenue recognized for the three and nine months ended March 31, 2022, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $16.5 million as of March 31, 2021, with $4.0 million and $10.6 million of revenue recognized for the three and nine months ended March 31, 2021, respectively.

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

We amortized $4.6 million and $2.8 million of capitalized contract fulfillment costs during the three months ended March 31, 2022 and 2021, respectively, and $12.2 million and $7.4 million of capitalized contract fulfillment costs during the nine months ended March 31, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $7.2 million and $15.4 million of capitalized internal-use and acquired software costs during the three months ended March 31, 2022 and 2021, respectively, and $34.0 million and $44.0 million of capitalized internal-use and acquired software costs during the nine months ended March 31, 2022 and 2021, respectively.

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

We amortized $3.7 million and $2.4 million of capitalized contract acquisition costs during the three months ended March 31, 2022 and 2021, respectively, and $10.1 million and $6.2 million of capitalized contract acquisition costs during the nine months ended March 31, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $20.7 million and $20.1 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended March 31, 2022 and 2021, respectively, and $61.5 million and $59.1 million of intangible assets, excluding acquired software amortized through cost of revenues, during the nine months ended March 31, 2022 and 2021, respectively. The increase in amortization expense in the three and six months ended March 31, 2022 is attributable to our asset acquisition in February 2021.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Capitalized software	$8,251	$5,633	$21,929	$15,065
Research and development expenses	$9,324	$8,833	$30,120	$26,507

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$122,189	$99,405	$317,334	$263,372
Interest income on funds held for clients	408	434	1,062	1,392
Total revenues	122,597	99,839	318,396	264,764
Cost of revenues	41,157	41,189	127,850	112,506
Gross profit	81,440	58,650	190,546	152,258
Operating expenses:
Sales and marketing	41,487	26,044	127,957	75,864
General and administrative	54,090	38,441	141,963	106,914
Research and development	9,324	8,833	30,120	26,507
Total operating expenses	104,901	73,318	300,040	209,285
Loss from operations	(23,461)	(14,668)	(109,494)	(57,027)
Interest expense	(101)	(688)	(448)	(1,847)
Other (expense) income	(12)	80	1,540	320
Loss before benefit for income taxes	(23,574)	(15,276)	(108,402)	(58,554)
Income tax benefit	(6,876)	(3,215)	(24,204)	(12,344)
Net loss	$(16,698)	$(12,061)	$(84,198)	$(46,210)

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$122,189	$99,405	$22,784	23%
Interest income on funds held for clients	408	434	(26)	(6)
Total revenues	$122,597	$99,839	$22,758	23%

Total revenue for the three months ended March 31, 2022 and 2021 was $122.6 million and $99.8 million, respectively. In the three months ended March 31, 2022 and 2021, recurring and other revenue accounted for $122.2 million and $99.4 million, respectively. Additionally, interest income on funds held for clients accounted for $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2022 and 2021. Total revenues increased primarily as a result of a 5.7% increase in customers to approximately 29,800 at March 31, 2022 from approximately 28,200 at March 31, 2021, an increase in the average number of employees per customer, an increase in effective PEPM and an increase in year-end fees.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the three months ended March 31, 2022 and 2021 were $1,049.3 million and $809.6 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Cost of revenues	$41,157	$41,189	$(32)	—%
Percentage of total revenues	34%	41%
Gross profit	$81,440	$58,650	$22,790	39%
Percentage of total revenues	66%	59%

Total cost of revenues for the three months ended March 31, 2022 and 2021 were $41.2 million and $41.2 million, respectively. Our total cost of revenues decreased slightly primarily as a result of a $10.3 million decrease in amortization expense relating to software acquired in November 2018 upon Apax Partners L.P.’s acquisition of us fully amortizing during the three months ended December 31, 2021, partially offset by a $6.4 million increase in employee-related costs to support new customers, which includes $1.5 million of share-based compensation expense associated with our IPO, a $2.1 million increase in amortization expense relating to capitalized software, and a $1.7 million increase in amortization of deferred contract costs.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Sales and marketing	$41,487	$26,044	$15,443	59%
Percentage of total revenues	34%	26%

Sales and marketing expenses for the three months ended March 31, 2022 and 2021 were $41.5 million and $26.0 million, respectively. The increase in sales and marketing expense was primarily the result of a $13.1 million increase in employee-related costs, which includes $7.0 million of share-based compensation expense associated with our IPO and $1.1 million in additional advertising costs, both principally to expand our sales coverage, a $0.8 million increase in professional services and a $0.3 million increase in travel and event related expenses.

General and Administrative

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
General and administrative	$54,090	$38,441	$15,649	41%
Percentage of total revenues	44%	39%

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $54.1 million and $38.4 million, respectively. The increase in general and administrative expenses was primarily driven by a $5.8 million increase in employee-related costs, which includes $4.9 million of share-based compensation expense associated with our IPO, a $0.4 million increase in professional services, consulting fees and other related costs primarily associated with becoming a public company, a $9.1 million increase related to the loss upon exiting leases of certain facilities in March 2022, and a $0.6 million increase in intangible amortization expense primarily associated with our asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments.

Research and Development

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Research and development	$9,324	$8,833	$491	6%
Percentage of total revenues	8%	9%

Research and development expenses for the three months ended March 31, 2022 and 2021 were $9.3 million and $8.8 million, respectively. The increase in research and development expenses was primarily the result of a $1.1 million increase in share-based compensation expense associated with our IPO and a $0.5 million increase in licensing fees, partially offset by a $1.1 million decrease in employee-related costs, excluding share-based compensation expense, due to an increase in capitalization of qualifying costs.

 Interest Expense

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Interest expense	$101	$688	$(587)	(85)%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.7 million, respectively. The decrease in interest expense was primarily the result of a decrease in outstanding borrowings.

Other (expense) income

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Other (expense) income	$(12)	$80	$(92)	(115)%

Other expense was $— million for the three months ended March 31, 2022 compared to other income of $0.1 million for the three months ended March 31, 2021.

Income tax benefit

Income tax benefit for the three months ended March 31, 2022 and 2021 was $6.9 million and $3.2 million, respectively, reflecting effective tax rates for the periods of 29.2% and 21.0%, respectively. The increase in tax benefit was due to an increase in net loss and research and development tax credits.

Comparison of the Nine Months Ended March 31, 2022 and March 31, 2021

Revenues

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$317,334	$263,372	$53,962	20%
Interest income on funds held for clients	1,062	1,392	(330)	(24)
Total revenues	$318,396	$264,764	$53,632	20%

Total revenue for the nine months ended March 31, 2022 and 2021 was $318.4 million and $264.8 million, respectively. In the nine months ended March 31, 2022 and 2021, recurring and other revenue accounted for $317.3 million and $263.4 million, respectively. Additionally, interest income on funds held for clients accounted for $1.1 million and $1.4 million, respectively, for the nine months ended March 31, 2022 and 2021. Total revenues increased primarily as a result of a 5.7% increase in customers to approximately 29,800 at March 31, 2022 from approximately 28,200 at March 31, 2021, an increase in the average number of employees per customer and an increase in effective PEPM.

Interest income on funds held for clients decreased primarily as a result of lower average interest rates across our portfolio of debt-security investments. The impact from the reduction in interest rates was partially offset by higher average daily balances for funds held due to the addition of new customers. Average client funds balance for the nine months ended March 31, 2022 and 2021 were $913.0 million and $700.3 million, respectively.

Cost of Revenues

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Cost of revenues	$127,850	$112,506	$15,344	14%
Percentage of total revenues	40%	42%
Gross profit	$190,546	$152,258	$38,288	25%
Percentage of total revenues	60%	58%

Total cost of revenues for the nine months ended March 31, 2022 and 2021 were $127.9 million and $112.5 million, respectively. Our total cost of revenues increased primarily as a result of a $20.0 million increase in employee-related costs to support new customers, which includes $4.5 million of share-based compensation expense associated with our IPO, a $6.5 million increase in amortization expense relating to capitalized software, a $4.8 million increase in amortization of deferred contract costs, partially offset by a $16.4 million decrease in amortization expense relating to software acquired in November 2018 upon Apax Partners L.P.’s acquisition of us fully amortizing during the three months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Sales and marketing	$127,957	$75,864	$52,093	69%
Percentage of total revenues	40%	29%

Sales and marketing expenses for the nine months ended March 31, 2022 and 2021 were $128.0 million and $75.9 million, respectively. The increase in sales and marketing expense was primarily the result of a $43.4 million increase in employee-related costs, which includes $27.7 million of share-based compensation expense associated with our IPO and $3.7 million in additional advertising costs, both principally to expand our sales coverage, a $1.9 million in professional services and a $2.6 million increase in travel and event related expenses.

General and Administrative

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
General and administrative	$141,963	$106,914	$35,049	33%
Percentage of total revenues	45%	40%

General and administrative expenses for the nine months ended March 31, 2022 and 2021 were $142.0 million and $106.9 million, respectively. The increase in general and administrative expenses was primarily driven by a $19.7 million increase in employee-related costs, which includes $14.1 million of share-based compensation expense associated with our IPO, a $3.6 million increase in professional services, consulting fees and other related costs primarily associated with becoming a public company, a $9.1 million increase related to the loss upon exiting leases of certain facilities in March 2022, and a $2.4 million increase in intangible amortization expense primarily associated with our asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments.

Research and Development

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Research and development	$30,120	$26,507	$3,613	14%
Percentage of total revenues	9%	10%

Research and development expenses for the nine months ended March 31, 2022 and 2021 were $30.1 million and $26.5 million, respectively. The increase in research and development expenses was primarily the result of a $3.7 million increase in share-based compensation expense associated with our IPO.

 Interest Expense

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Interest expense	$448	$1,847	$(1,399)	(76)%
Percentage of total revenues	<1%	<1%

Interest expense for the nine months ended March 31, 2022 and 2021 was $0.4 million and $1.8 million, respectively. The decrease in interest expense was primarily the result of a decrease in outstanding borrowings.

Other income

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	$ Change	% Change
Other income	$1,540	$320	$1,220	381%

Other income for the nine months ended March 31, 2022 and 2021 was $1.5 million and $0.3 million, respectively. Other income for the nine months ended March 31, 2022 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the nine months ended March 31, 2022 and 2021 was $24.2 million and $12.3 million, respectively, reflecting effective tax rates for the periods of 22.3% and 21.1%, respectively. The increase in tax benefit was due to an increase in net loss and research and development tax credits.

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

Adjusted Gross Profit was $84.6 million and $70.6 million, or 69.0% and 70.7% of total revenue, for the three months ended March 31, 2022 and 2021, respectively. Adjusted Gross Profit was $213.8 million and $187.3 million, or 67.1% and 70.8% of total revenue, for the nine months ended March 31, 2022 and 2021, respectively. Adjusted Gross Profit increased for the three and nine months ended March 31, 2022, primarily driven by the increase in revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of capitalized software and amortization of costs to fulfill contracts within cost of revenues.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gross Profit*	$81,440	$58,650	$190,546	$152,258
Gross Profit Margin	66.4%	58.7%	59.8%	57.5%
Amortization of intangible assets	1,433	11,722	18,017	34,413
Stock-based compensation expense	1,710	230	5,205	656
Adjusted Gross Profit*	$84,583	$70,602	$213,768	$187,327
Adjusted Gross Profit Margin	69.0%	70.7%	67.1%	70.8%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, and $2.0 million and $1.8 million for the nine months ended March 31, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $5.8 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively, and $16.0 million and $9.5 million for the nine months ended March 31, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $4.6 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, and $12.2 million and $7.4 million for the nine months ended March 31, 2022 and 2021, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $24.7 million and $21.6 million for the three months ended March 31, 2022 and 2021, respectively. Adjusted Operating Income was $38.3 million and $47.8 million for the nine months ended March 31, 2022 and 2021, respectively. Adjusted Operating Income increased for the three months ended March 31, 2022 primarily driven by an increase in revenue. Adjusted Operating Income decreased for the nine months ended March 31, 2022, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Loss from Operations	$(23,461)	$(14,668)	$(109,494)	$(57,027)
Operating Margin	(19.1)%	(14.7)%	(34.4)%	(21.5)%
Amortization of intangible assets	22,136	31,782	79,548	93,553
Stock-based compensation expense	16,294	1,875	55,321	5,308
Liability incentive award compensation expense	—	7	—	70
Loss on lease exit*	9,055	—	9,055	—
Corporate adjustments**	626	2,601	3,871	5,864
Adjusted Operating Income	$24,650	$21,597	$38,301	$47,768
Adjusted Operating Income Margin	20.1%	21.6%	12.0%	18.0%

*    Represents exit cost due to exiting leases of certain facilities.

**    Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.5 million, respectively, and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $— million and $1.0 million for the three and nine months ended March 31, 2022, respectively. Corporate adjustments for the three and nine months ended March 31, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $— million and $1.0 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $2.6 million and $4.4 million, respectively, and transaction expenses and costs associated with the Paltech Solutions, Inc. (“7Geese”) Acquisition totaling $— million and $0.5 million for the three and nine months ended March 31, 2021, respectively.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expense as sales and marketing expenses before stock-based award and liability incentive award compensation expenses and other certain corporate expenses. We define Adjusted General and Administrative expense as general and administrative expenses before amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, exit cost due to exiting leases of certain facilities and other certain corporate expenses. We define Adjusted Research and Development expense as research and development expenses before stock-based award and liability award compensation expenses and other certain corporate expenses.

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

Adjusted Sales and Marketing expense was $33.9 million and $25.4 million for the three months ended March 31, 2022 and 2021, respectively, and $98.5 million and $73.5 million for the nine months ended March 31, 2022 and 2021, respectively. Adjusted Sales and Marketing expenses increased for the three and nine months ended March 31, 2022, primarily driven by expanding our sales coverage and an increase in amortization of costs to obtain contracts.

Adjusted General and Administrative expense was $17.9 million and $14.9 million for the three months ended March 31, 2022 and 2021, respectively, and $50.6 million and $39.7 million for the nine months ended March 31, 2022 and 2021, respectively. Adjusted General and Administrative expenses increased for the three and nine months ended March 31, 2022, primarily driven by additional employee-related costs and professional services, consulting fees and other related costs primarily associated with becoming a public company.

Adjusted Research and Development expense was $8.2 million and $8.7 million for the three months ended March 31, 2022 and 2021, respectively, and $26.3 million and $26.3 million for the nine months ended March 31, 2022 and 2021, respectively. Adjusted Research and Development expenses decreased for the three months ended March 31, 2022, primarily driven by a decrease in employee-related costs due to an increase in capitalization of qualifying costs, partially offset by an increase in licensing fees.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Sales and Marketing expense	$41,487	$26,044	$127,957	$75,864
Stock-based compensation expense	(7,634)	(623)	(29,390)	(1,737)
Corporate adjustments*	—	(3)	(53)	(598)
Adjusted Sales and Marketing expense	$33,853	$25,418	$98,514	$73,529
General and Administrative expense	$54,090	$38,441	$141,963	$106,914
Amortization of intangible assets	(20,703)	(20,060)	(61,531)	(59,140)
Stock-based compensation expense	(5,846)	(982)	(16,947)	(2,801)
Liability incentive award compensation expense	—	(7)	—	(70)
Loss on lease exit**	(9,055)	—	(9,055)	—
Corporate adjustments***	(626)	(2,536)	(3,818)	(5,204)
Adjusted General and Administrative expense	$17,860	$14,856	$50,612	$39,699
Research and Development expense	$9,324	$8,833	$30,120	$26,507
Stock-based compensation expense	(1,104)	(40)	(3,779)	(114)
Corporate adjustments****	—	(62)	—	(62)
Adjusted Research and Development expense	$8,220	$8,731	$26,341	$26,331

*    Corporate adjustments for the nine months ended March 31, 2022 relate to costs associated with becoming a public company. Corporate adjustments for the three and nine months ended March 31, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility.
**    Represents exit cost due to exiting leases of certain facilities.
***    Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.4 million, respectively, and costs associated with the October 2021 Secondary Offering of $— million and $1.0 million for the three and nine months ended March 31, 2022, respectively. Corporate adjustments for the three and nine months ended March 31, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $— million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs, of $2.5 million and $4.3 million, respectively, and transaction expenses and costs associated with the 7Geese Acquisition totaling $— million and $0.5 million for the three and nine months ended March 31, 2021, respectively.
****    Corporate adjustments for the three and nine months ended March 31, 2021 relate to costs associated with the 7Geese Acquisition.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets, stock-based award and liability incentive award compensation expenses, gain or loss on the extinguishment of debt, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected applying an adjusted effective tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $18.6 million and $16.2 million for the three months ended March 31, 2022 and 2021, respectively, and was $28.9 million and $35.6 million for the nine months ended March 31, 2022 and 2021, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the three months ended March 31, 2022 primarily driven by an increase in revenue. Adjusted Net Income Attributable to Paycor HCM, Inc. decreased for the nine months ended March 31, 2022, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net loss before benefit for income taxes	$(23,574)	$(15,276)	$(108,402)	$(58,554)
Loss on debt amendment	—	—	35	—
Amortization of intangible assets	22,136	31,782	79,548	93,553
Gain on installment sale	—	—	(1,359)	—
Stock-based compensation expense	16,294	1,875	55,321	5,308
Liability incentive award compensation expense	—	7	—	70
Loss on lease exit*	9,055	—	9,055	—
Corporate adjustments**	626	2,601	3,871	5,864
Non-GAAP adjusted income before applicable income taxes	24,537	20,989	38,069	46,241
Income tax effect on adjustments***	(5,889)	(4,827)	(9,137)	(10,635)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$18,648	$16,162	$28,932	$35,606

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.11	$0.11	$0.17	$0.23
Adjusted shares outstanding****	175,116,109	151,978,985	173,269,703	151,825,208
* Represents exit cost due to exiting leases of certain facilities.

** Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.5 million, respectively and costs associated with the October 2021 Secondary Offering of $— million and $1.0 million for the three and nine months ended March 31, 2022, respectively. Corporate adjustments for the three and nine months ended March 31, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $— million and $1.0 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $2.6 million and $4.4 million, respectively, and transaction expenses and costs associated with the 7Geese Acquisition totaling $— million and $0.5 million for the three and nine months ended March 31, 2021, respectively.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 24.0% for the three and nine months ended March 31, 2022, respectively, and 23.0% for the three and nine months ended March 31, 2021, respectively.
**** The adjusted shares outstanding for the three months ended March 31, 2022 are based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the nine months ended March 31, 2022 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the three and nine months ended March 31, 2021 assume conversion of the Series A Preferred Stock as if it would have occurred on the December 29, 2020 and January 20, 2021 issuance dates, respectively, based on the if-converted method.

Liquidity and Capital Resources

General

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $134.0 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of March 31, 2022, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations primarily through cash received from operations and debt financing and, more recently, with the issuance of equity in our IPO. We believe our existing cash and cash equivalents, borrowings available under our revolving credit facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and the introduction of new and enhanced products and services offerings. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of March 31, 2022, we had deferred revenue of $17.0 million, of which $11.8 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

New Senior Secured Credit Facility

In June 2021, Paycor, Inc. entered into a new credit agreement (the “2021 Credit Agreement”) with PNC Bank National Association, as administrative agent and collateral agent, providing a $100.0 million senior secured revolving credit facility (the “2021 Credit Facility”). The 2021 Credit Facility includes an “accordion feature” that allows us, under certain circumstances, to increase the size of the 2021 Credit Facility by an additional principal amount of up to $300.0 million, with a resulting maximum principal amount of $400.0 million, subject to the participating lenders electing to increase their commitments or new lenders being added to the 2021 Credit Agreement.

On September 3, 2021, Paycor, Inc., Pride Guarantor, Inc. and certain other subsidiaries of Paycor HCM, Inc. entered into an amendment (“2021 Amendment”) to the 2021 Credit Agreement. The 2021 Amendment increased the size of the 2021 Credit Facility from $100.0 million to $200.0 million. No other significant terms of the 2021 Credit Agreement were changed in connection with the 2021 Amendment.

Any borrowings under the 2021 Credit Facility will mature on June 11, 2026.

The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of March 31, 2022, we were in compliance with all covenants.
 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the nine months ended March 31, 2022 and 2021.

	Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$11,631	$26,185
Net cash used in investing activities	(76,887)	(43,810)
Net cash provided by financing activities	1,349,901	202,049
Impact of foreign exchange on cash and cash equivalents	18	(35)
Net change in cash and cash equivalents	1,284,663	184,389
Cash and cash equivalents at beginning of period	560,000	546,448
Cash and cash equivalents at end of period	$1,844,663	$730,837

Operating Activities

Net cash provided by operating activities was $11.6 million and $26.2 million for the nine months ended March 31, 2022 and 2021, respectively. The change in operating activities for the nine months ended March 31, 2022 reflects a decrease in changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $76.9 million and $43.8 million, for the nine months ended March 31, 2022 and 2021, respectively. The change in investing activities for the nine months ended March 31, 2022 was primarily due to a decrease in proceeds of client funds, partially offset by the acquisition of 7Geese in September 2020.

Financing Activities

Net cash provided by financing activities was $1,349.9 million and $202.0 million for the nine months ended March 31, 2022 and 2021, respectively. The change in financing activities for the nine months ended March 31, 2022 was primarily attributable to an increase in funds held to satisfy client funds obligations as well as proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

Our principal commitments primarily consist of leases for office space at March 31, 2022. Other than the repayment of our 2021 Credit Agreement, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on September 2, 2021. For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note “Note 9. Debt Agreements and Letters of Credit” and “Note 15. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended March 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2022, we have cash and cash equivalents totaling $134.0 million and funds held for clients of $1,880.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of March 31, 2022.

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

At March 31, 2022, we had no outstanding debt under our 2021 Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On July 20, 2021, we priced our IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the Company’s registration statement on Form S-1 (File No. 333-255498) (“Registration Statement”).

In aggregate, the IPO shares issued generated approximately $458.7 million, which is net of approximately $30.6 million in underwriters’ discount. On July 23, 2021, we used approximately $260.0 million of IPO proceeds to fund the redemption of the Series A Redeemable Preferred Stock. There has been no material change in the use of the IPO proceeds as described in the IPO prospectus dated July 20, 2021 forming a part of the Registration Statement.

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

Paycor HCM, Inc.

Date:	May 6, 2022	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2022	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)