Form 10-K
period 2022-06-30
PAYCOR HCM, INC.
filed 2022-08-24
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2021, the last day of registrant’s most recently completed second fiscal quarter, was $1.35 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date).

As of August 19, 2022, the number of shares of the Registrant’s Common Stock outstanding was 175,643,109 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be prepared in connection with its 2022 Annual Meeting of Stockholders to be held on October 26, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K. The registrant intends to file the definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days following June 30, 2022.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•Our ability to manage our growth effectively.
•The resulting effects of any potential breach of our security measures or any unauthorized access to our customers’ or their employees’ personal data, including by way of computer viruses, worms, phishing and ransomware attacks, malicious software programs, and other data security threats.
•The expansion and retention of our direct sales force with qualified and productive persons and the related effects on the growth of our business.
•The impact on customer expansion and retention if implementation, user experience, customer service, or performance relating to our solutions is not satisfactory.
•The timing of payments made to employees and taxing authorities relative to the timing of when a customer’s electronic funds transfers are settled to our account.
•Future acquisitions of other companies’ businesses, technologies, or customer portfolios.
•The continued service of our key executives.
•Our ability to innovate and deliver high-quality, technologically advanced products and services.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•The proper operation of our software.
•Our relationships with third parties.
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
•The effects of inflation, supply chain disruptions, labor shortages and other ongoing macroeconomic impacts from the novel coronavirus pandemic (“COVID-19 pandemic”).
•The impact of an economic recession in the United States (“U.S.”) or global economy.
•Our customers’ dependence on our solutions to comply with applicable laws.
•Our ability to comply with anti-corruption, anti-bribery and similar laws.

•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.
•Our ability to maintain effective internal controls over financial reporting.
•The other risk factors set forth under Item 1A. of Part I of this Annual Report on Form 10-K.

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

Part I
Item 1. Business

Paycor HCM, Inc., a Delaware corporation (“Paycor HCM”), was incorporated in August 2018 to serve as a holding company in connection with the acquisition of the Company (the “Apax Acquisition”) by Apax Partners L.P. (“Apax Partners”) in 2018. Paycor HCM completed an initial public offering (“IPO”) of its common stock in July 2021. Paycor HCM, Inc. and its subsidiaries are referred to collectively as the “Company,” “Paycor HCM,” “we,” “us,” or “our,” unless the context requires otherwise.

Mission

Paycor empowers leaders to develop winning teams.

Overview

We are a leading Software-as-a-Service (“SaaS”) provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower people leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline human capital management (“HCM”) and payroll workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations, and all augmented by industry-specific domain expertise. Over 29,000 customers across all 50 states trust us to help their leaders develop winning teams.

Since our founding in 1990 we have achieved several key milestones, including:

•2004: Completed first business acquisition and developed web-based version of our software.
•2006 – 2008: Expanded product offerings beyond payroll services, adding human resources and time and attendance functionalities.
•2012: Launched new flagship SaaS platform, “Perform”, which was built to provide ease-of-use and depth of functionality for SMBs.
•2014: Released Perform Time and Onboarding solutions and surpassed $100 million in annual revenue.
•2015: Completed the acquisition of Newton Software, adding applicant tracking software to the portfolio, and surpassed 1,000,000 employees on platform.
•2017: Surpassed $200 million in annual revenue.
•2018: Received majority investment from Apax Partners and launched research-based resource hub, HR Center of Excellence.
•2019: Hired Raul Villar Jr. as CEO and acquired Nimble Scheduling Software.
•2020: Surpassed $300 million in annual revenue, launched GUIDE Elite implementation, released Pulse surveys tool, and completed the acquisition of 7Geese talent management software.
•2021: Consummated the IPO of Paycor HCM, Inc. and began trading publicly on the Nasdaq Global Select Market.
•2022: Surpassed $400 million in annual revenue, released Expense Management providing people leaders with one location to easily review, reimburse, and report on employee expenses, and launched the Paycor Developer Portal making it simple for our customers to connect the power of their people data across their business through improved integrations.

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

Our unified, cloud-native platform is purpose-built for leaders and configured by industry with the tools they need to optimize all aspects of people management. See “Our Solution and Key Strengths” section below, within Item 1. Business, for what we believe are the key strengths of our platform.

Our easy-to-use platform incorporates intuitive analytics functionality, enabling SMBs to automate and simplify mission-critical people management processes and enhance visibility into their business operations. Our platform is architected for extensibility and features an open application programming interface (“API”) led interoperability engine that allows customers to easily connect their people data with third-party applications to create a seamlessly integrated digital ecosystem. Our products are supported by a differentiated implementation process and vibrant community of users, which together ensure customers can take full advantage of our platform.

We market and sell our solutions through direct sales teams, leveraging our strong demand generation engine and broker partnerships. We primarily target companies with 10 to 1,000 employees. We intend to grow our customer base by accelerating the expansion of our sales coverage and broker networks in both new and existing markets, with a focus on the 15 most populous metropolitan statistical areas in the United States (“Tier 1 markets”), which encompasses 33% of the U.S. population and where we see substantial opportunity. We also intend to grow our customer base through our industry focused product and go-to-market strategy. We market our products via a bundled pricing strategy where we charge customers on a per-employee-per-month (“PEPM”) basis and have demonstrated success at driving growth through the expansion of our Cor HCM and Payroll product bundle. We intend to continue to expand our product suite and further cross-sell products into our existing customer base.

Industry Background

Human capital management is an evolving necessity for organizations, with several key trends that have shaped today’s environment.

The Evolution of People Management

Over the last 30 years, the demands of people leaders and people management strategies have significantly evolved in response to shifting demographics, employee expectations, and technological capabilities. As a result, the importance of people management has been elevated from a payroll-centric cost center to a highly strategic function focused on talent management as a critical component of business competitiveness.

In the 1990s and early 2000s, HCM systems focused on moving paper-based Human Resources (“HR”) processes to software-based processes. The initial benefit was around the elimination of paper trails, but there was limited focus on modernizing the work. In the mid-to-late 2000s, the emergence of SaaS brought a focus on improving the old paper processes that had been converted to software. Numerous point solutions evolved to tackle each of the key HCM functions. This led to greater system fragmentation, an overcomplicated user experience, and increased costs. At the same time, the separation between work and life began to blur, driving an increased need for employee engagement tools. HCM became a strategic business function and the tools to support it are now mission critical for companies.

The COVID-19 pandemic further reinforced this strategic shift as the HR function proved vital to companies striving to maintain morale and productivity for both remote workforces and essential employees. Following on the heels of the pandemic, the “Great Resignation” forced companies to evolve their people management practice yet again, creating a need for employee engagement in every industry, including blue-collar fields. These evolving demands have accelerated the trend of modern HCM technology replacing manual processes and outdated systems with strategic platforms that surface business insights, enabling leaders to make data-driven decisions.

To address this lack of engagement, many HCM solution providers targeted their product development efforts at enhancing the employee experience. But the solutions were surface-level employee portals, similar to social media platforms, to drive engagement. Companies quickly found that their employees were not looking for another social platform, especially one provided by their employer. Other unsuccessful attempts to drive engagement included adding gamification attributes to influence behavior, such as encouraging employees to complete compliance training. These product features failed to address the top factor that impacts employee engagement, an employee’s leader.

One of the top drivers of employment engagement is driven by an employee’s direct manager. Employers have long known employee engagement leads to higher productivity and decreased risk of attrition. Even so, a 2022 study conducted by Gallup revealed that only 32% of employees in the U.S. are engaged by their work. Given this, it is not surprising that a 2019 Gartner study showed employee engagement to be the need least met by existing HCM solutions. We believe the next evolution of HCM software will be empowering leaders with the tools to effectively strengthen engagement, manage career development, and enhance the employee experience in order to drive business results.

Complex Regulatory Environment

The ever-evolving regulatory landscape continues to place a burden on small businesses. For example, the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has required small businesses to quickly adapt to complex requirements. In addition, businesses are forced to navigate thousands of state and local tax codes and industry-specific labor laws. As a result, demand has increased for HCM platforms that enable them to maintain a robust compliance framework and abstract the complexity of regulatory changes, such as responding to special employee leave provisions.

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

Unique Needs of SMBs

SMBs prefer solutions that have the following key characteristics:

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
•    Industry-specific Focus. Product, customer experience, and community tailored to unique industry needs.
•    Interoperability. The ability to connect the power of people data across entire business through public APIs, events, and notifications.

Limitations of Existing Solutions

The vast majority of SMBs still rely on legacy solutions to fulfill their HCM technology requirements. These product offerings are typically provided by national and regional payroll service bureaus or in-house solutions built on top of generic enterprise resource planning (“ERP”) systems. In addition to these legacy solutions, advancements in cloud technology have led to the emergence of other competing SaaS-based HCM offerings. Both legacy and other competing SaaS offerings possess significant limitations in addressing the full HCM needs of SMBs. These limitations include:

•Incomplete HCM Solutions Lacking in Product Breadth and Depth. Many existing HCM platforms offer incomplete product suites that deliver only a portion of the capabilities required by SMBs or offer ‘full suites’ comprised of products with limited functionality, capable of addressing only the most basic use cases. Often these solutions rely on archaic technologies such as batch payroll processing engines and lack robust compliance and security features. Users of these incomplete platforms are often forced to use multiple products from multiple vendors or continue to manage processes manually outside of their HCM solution.

•Lack a Unified Approach. Many existing HCM ‘suites’ are comprised of a patchwork of stand-alone applications with limited integration. This lack of unification inhibits the real-time synchronization of data across multiple HCM applications and makes it difficult for SMBs to maintain a single, uniform system of record for employee data. As a result, SMBs are forced to rely on manual, redundant, and error-prone processes to manage and track employee data, which can often lead to untimely payroll, poor employee engagement, and significant compliance issues such as incomplete reporting, and inadequate data security.
•Difficult to Integrate with Third-Party Systems. Most existing HCM solutions are built on inflexible, closed technology architectures, and are not designed to communicate with external applications. These rigid systems make it difficult for SMBs to integrate HCM tools with other key systems of record such as ERP and POS applications and often require significant manual work to extract and port data to execute routine functions. This inhibits organizations’ ability to establish flexible digital ecosystems capable of addressing the evolving needs of a growing business.
•Lack Robust Analytics Capabilities. Many existing SMB solutions lack tools which are both sophisticated and easy-to-use to access, aggregate, analyze, and act on employee data in real-time. As a result, SMBs are unable to efficiently derive actionable workforce insights and make critical, informed decisions to improve the way they hire, manage, and develop people, such as uncovering turnover trends based on demographics, location, and tenure.
•‘One Size Fits All’ Approach. Certain industry verticals have unique people management requirements, such as job costing for manufacturing companies and blended overtime calculations for healthcare employees who work shifts at different pay rates. However, most existing HCM solutions provide generic out-of-the-box functionality and limited configurability, with professional service teams that often lack vertical expertise. As a result, SMBs struggle to address evolving industry-specific people management needs and reporting requirements with existing HCM solutions.
•Difficult to Use. Many existing solutions have arcane, inflexible user interfaces that lack the intuitive, consumer-like feel of modern SaaS applications. These solutions are often difficult for both employees and leaders to use effectively without significant training. Additionally, many existing HCM suites typically lack consistent functionality and user experience across different devices, and typically require multiple logins to traverse between applications. As a result, people leaders are often forced to revert to time-consuming manual processes to execute simple HR tasks and assist with tedious employee troubleshooting.
•Not Designed for People Leaders. Many existing HCM solutions were built with engagement functionality specifically designed for employees, not people leaders who have the most influence over employee engagement. These solutions often lack the end-to-end functionality and powerful analytics required by people leaders for effective people management. As a result, people leaders are incapable of fully leveraging their HCM solution to hire and retain the right talent, optimize routine functions, and transform people management into a strategic driver of business performance.

Our Solution and Key Strengths

We offer a unified, cloud-native platform, purpose-built to address the comprehensive people management needs of SMB leaders. Our intuitive, easy-to-use platform enables SMBs to easily automate and simplify the most mission-critical people management processes and enhance visibility into organizations’ human capital to drive employee engagement and data-driven decisions. The key strengths of our platform include:
•Comprehensive Suite of HCM Solutions Architected to Meet the Full Range of an SMB’s Needs. Our comprehensive HCM suite delivers industry-leading functionality. This empowers leaders to achieve strategic goals through differentiated people management. The key components of our HCM solutions include:
•Cor HCM including Payroll Suite and Employee Experience. A complete suite of HCM tools spanning HR, onboarding, payroll, compensation management, employee surveys, expenses, reporting and analytics. Our powerful calculation engine enables real-time changes to drive fast and accurate payroll processing. Robust workflows and approval capabilities assist leaders with expediting and automating their most common tasks. AI-powered surveys use natural language processing to surface actionable, easy-to-understand insights from feedback enabling leaders to solve issues like turnover and low morale. Recognition tools allow employees to feel valued and visible within their organization.
•Benefits Administration. Advanced decision support to help leaders streamline and optimize their company’s benefits administration and spend with superior carrier connectivity and the ability to set up complex plans.
•Talent Management. Powerful recruiting, talent management and learning management suite. Intuitive, configurable recruiting built for leaders with deep email integration, job board connectivity, and employee referral capabilities. Performance management capabilities, including advanced goal management paired with employee-manager one-on-ones, empowering leaders to drive employee professional growth and corporate alignment through ongoing conversations. In addition, tools for career planning help leaders conduct critical growth conversations with each member of their team while learning management powers continued employee development.
•Workforce Management. Flexible time entry, overtime calculations, and scheduling capabilities with real-time payroll synchronization allowing leaders to manage costs and increase productivity.

•Uniquely Unified Platform Enabling Seamless Customer Experience. Our platform leverages a modern cloud architecture and robust API led interoperability engine. We deliver a unified user and data experience that serves as the single source of truth for our customers’ employee data. Our platform allows for seamless access to people data across applications and the visibility to extract meaningful business insights from employee information in real-time. This unified data architecture automates error-prone manual processes, empowering leaders to shift their focus to strategic initiatives that drive long term business value.
•Open, Cloud-native Architecture Enables Differentiated Platform Extensibility. Our SaaS platform is flexible, scalable, and extensible, allowing us to continuously expand the breadth and depth of our product suite without compromising the unified user experience for both employers and employees. Our single instance, multi-tenant deployment enables us to deliver frequent, silent updates to maintain a consistent user experience on the latest version of our software. The extensibility of our platform allows for easy integrations to various technologies both within and outside of the HCM ecosystem, such as connections to benefits platforms to support our broker partnerships and integrations to industry-specific ERP systems.
•Industry-specific Functionality and Expertise. We provide SMBs with a combination of industry-specific product configurations, pre-built integrations with sought-after third-party solutions, and served by professionals with industry-specific training. Our HCM platform is configurable and flexibly designed to address a broad cross-section of vertical-specific use cases. Our solutions are supported by a proprietary implementation program and vibrant community of users, which together ensure customers can take full advantage of our industry-specific functionality.
•Powerful Analytics to Deliver Actionable Insights. We enable real-time visibility into an organization’s people data through a comprehensive set of out-of-the-box analytics capabilities. Our powerful analytics allow SMBs to cost-effectively transform data into trends and predictions to benchmark, understand, and easily report on their workforce. With predictive analytics and robust benchmarking tools, our platform enables SMBs to make strategic, data-driven decisions to improve recruiting, labor cost management, employee performance, diversity and inclusion, and employee retention.
•Designed for People Leaders. Effective business leadership is critical to maximizing employee engagement and successful business performance. Our platform is purpose-built to provide people leaders with the tools they need to optimize every aspect of people management. With our end-to-end HCM functionality and deep analytics capabilities, people leaders can streamline people management functions, surface actionable insights, facilitate successful hiring, meaningfully engage their employees, and focus people management on strategic initiatives that drive business value.

Our Market Opportunity

We estimate our current annual recurring market opportunity is $29 billion in the U.S. and we expect the opportunity to grow as the number of SMBs increase and we continue to expand our product portfolio. To estimate our market opportunity, we identified the number of companies in the U.S. with an employee count between 10 and 1,000. Based on data from the U.S. Bureau of Labor Statistics released in December 2021, there were approximately 1.3 million businesses with between 10 to 1,000 employees, totaling 57.6 million employees within our target demographic. We then applied our $42 total list PEPM rate as of June 30, 2022 for our full suite of products including Cor HCM, Workforce Management, Benefits Administration, and Talent Management to derive our current total addressable market opportunity of $29 billion.

Growth Strategy

We intend to capitalize on our market opportunity with the following key growth strategies:

•Expand Sales Coverage. We believe there is substantial opportunity to continue to broaden our customer base. As of June 30, 2022, we had approximately 29,800 customers, which represented a small percentage of the U.S. market for HCM and payroll solutions. As a result of our historical footprint, a significant majority of our revenue is derived from the Great Lakes and Southeast regions of the United States. We focus our sales resources in the top 50 most densely populated United States cities. We intend to drive new customer additions by expanding our sales coverage, primarily in Tier 1 markets, where there is a substantial opportunity to grow our sales coverage and customer base. Sales coverage in Tier 1 markets increased from 20% to 28% in the last fiscal year. This is compared to 32% coverage in Tier 2 markets, or the subsequent 15 most populous U.S. metropolitan markets and 59% coverage in Tier 3 markets, or the 20 subsequent most populous U.S. metropolitan markets. We believe that our go-to-market strategy positions us well to scale our business efficiently and effectively into these markets.

•Accelerate Broker Channel Partnerships. Benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. We will continue to work with our existing broker partners and intend to expand our broker network through regional and national partnerships to drive customer acquisition.
•Expand Industry-specific Functionality and Leadership. SMBs in certain industries require unique functionality for their people management needs. We designed our platform to be easily configurable for industry-specific applications in key verticals such as manufacturing, healthcare, restaurants, and professional services. We will continue to expand our solutions and expertise in both existing and new key industries.
•Expand Product Penetration within Existing Customer Base. Our PEPM is increasing as we continue to grow our HCM suite. Our customers typically start with our Cor HR and Payroll solution, eventually expanding their usage of our platform over time. Because our product offerings have expanded significantly over the last few years, we have a significant opportunity to further penetrate our existing customer base.
•Continue to Innovate and Add New Solutions. Given our customer centric approach, we collaborate with our clients in the future development of our product offerings. We have a robust product roadmap that is specifically focused on enhancing our ability to address the unmet needs of our customers and prospective customers. We intend to continue to invest significantly in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership.
•Pursue Strategic M&A. We have successfully acquired and integrated several businesses that complement and enhance our software and technology capabilities. We will continue to take a disciplined approach to identifying and evaluating potential acquisitions, ensuring we pursue strategies that expand the depth of our product portfolio and drive revenue synergies through cross sale opportunities. Our focused M&A strategy will help us to continue to drive growth and expand our market footprint and product leadership.

Our Products

Our comprehensive portfolio of SaaS-based people management products includes:

Cor HCM including Payroll Suite and Employee Experience
•Onboarding: Enables customers to digitize the onboarding process by helping them to automate the collection of necessary new employee data, complete compliance forms, set up direct deposit, acknowledge company documents, and engage their new hires with necessary content such as training videos. Additionally, employees can complete the Work Opportunity Tax Credit (“WOTC”) information, and use electronic signatures to complete the onboarding process.
•HR: Includes functionality allowing leaders to set up and manage the organizational structure such as company departments and locations; employee lifecycle actions such as promotions, transfers, and terminations; create a dynamic and digital company organizational chart; workflows and approvals; immunization tracking; and document storage.
•Payroll: Fully-featured payroll and tax compliance engine with federal, state, and local tax support. Enables users to manage the entire payroll process including set up, payroll processing, reporting, direct deposit, check print, pay cards, and on-demand pay access. Provides payroll administrators with flexibility to make updates on the fly to current and future payroll cycles and see the results in real time. The solution is accompanied by services to assist leaders with filing compliance forms with multiple levels of government to fulfill company obligations.
•Expense Management: A unified expense management system allows employees to create and manage expense reports, leaders to review and approve, and employees to get reimbursed quickly and efficiently.
•Recognition: Enables employees to engage with their peers by recognizing great work and giving them a public “shout out” for their achievements. Recognition is tied to a company’s core values so employees understand how their work drives the company mission.
•Time Off Manager: Enables customers to manage time off administration with functionality for key users. Administrators can set up and monitor accrual policies while empowering employees to request time off and view balances directly from the web or mobile app. Managers can approve time off via the web or mobile app and see a holistic view of their team via a time off dashboard and calendar view.

•Mobile: Native iOS and Android app designed for employees and managers to have access to the HCM system from their preferred mobile device. Includes the ability for managers and employees to process workflow approvals, manage time and attendance, view paystubs, manage benefits, provide peer recognition, access company learning, access company news, view the employee directory, and view employee documents.
•ACA: Reporting and filing tool to ensure customer compliance with the Affordable Care Act (“ACA”) to help leaders understand workforce compliance, comply with measurement periods, and both generate and file necessary forms.
•Reporting: Provides customers with a robust library of standard reports for their most common needs including federal and state compliance, employee rosters, and payroll reporting, such as pre and post journals. Additionally, the reporting engine gives customers the ability to do ad hoc reporting by enabling leaders to query their people data and design reports to suit their own needs.
•Compensation Management: Facilitates compensation strategy to reduce turnover and reward the right talent by automating compensation events in one system, taking the complexity out of planning. The tool enables leaders to create salary plans and associated budgets, distribute salary worksheets to managers for planning and what-if scenarios within defined budgets, view calculations and compensation metrics (such as compa-ratios), roll up plans for executive approval, and create new pay records upon completion – all fully integrated with performance management.
•Analytics: Provides real-time data insights to help leaders make critical business decisions. It provides a broad set of templates including retention, compensation, diversity, benchmarking capabilities, predictive insights, and comparison tools. Leaders can run what-if analyses, create easily accessible, personalized dashboards of key business metrics, and create presentations on their people data.
•Employee Surveys: Pulse, the employee survey tool, gives leaders an accurate way to gather and convert employee feedback into insights for actionable plans. Designed to help leaders regularly gauge what employees are thinking and feeling in real time, the tool facilitates both light-weight pulse surveys and in-depth engagement surveys through a combination of quantitative and qualitative questions. Results are put through the natural language processing and sentiment analysis engines that use the power of AI to quickly categorize unstructured feedback by theme and positive/negative sentiment, so leaders do not have to spend precious time manually parsing results.
•Wallet: Allows employees to access their earned wages directly from the mobile app before their payday without fees when using their Visa card, giving leaders more flexible pay options for their employees.
•Developer Portal: Our innovative Developer Portal makes it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. Leveraging powerful APIs, Paycor’s modern, extensible platform enables rapid development and partner integrations.

Workforce Management
•Scheduling: Enables leaders to plan and optimize schedules to budgets and easily create schedules based on templates. Employees can set their own availability, see when they are scheduled to work, and swap shifts with other employees, facilitated by built-in chat capabilities.
•Time and Labor Management: Delivers a unified system of record with HR and Payroll. Facilitates time punching, timecard entry, timecard submittal, and timecard approval. Managers can proactively monitor hours and overtime via dashboards, providing leaders the visibility needed to control labor costs. Employees can interact with the software via the web, their phone, or a timeclock device. The software is designed to handle the various overtime, scheduling, and break rules required across the jurisdictions where employees work.

Benefits Administration
•Benefits: Benefits Advisor is a rules-based platform that simplifies benefit administration tasks while empowering employees to make smart, cost-effective decisions. The tool provides benefit administration capabilities for plan set up and management, open enrollment with built in decision support for employees, life event-based enrollment for employees, and carrier connectivity to seamlessly pass enrollment information to benefit carriers.

Talent Management
•Recruiting: Helps customers to streamline the recruiting process by fully managing both the requisition and candidate lifecycles. Recruiting allows leaders to communicate with candidates the way they want via both text message and email, schedule interviews, extend offers, and seamlessly begin the employee onboarding experience. Recruiters can gamify the referral process and reward employees who make referrals via our Gravity referral app. Additionally, the product can integrate with popular job boards, which helps to ease the frequent struggles of creating a healthy candidate pipeline. The Recruiting product also allows customers to create a fully branded careers site that matches the look and feel of their primary corporate site.
•Performance Management and Goal Setting: Enables leaders to improve the quality of work by facilitating meaningful conversation and coaching that allow employees to feel heard, helping them better understand what they need to do to succeed. Customers can build customizable reviews for both the ongoing review process and the annual process, enable peer-to-peer feedback, and keep parties up-to-date with event and approver notifications and workflows. Additionally, specific, measurable, achievable, relevant and time-bound goals and objectives and key results can be created, tracked, and managed throughout the year, enabling regular manager-employee one-on-one check-ins to ensure goal alignment, progress, and completion.
•Learning Management: Combines virtual, classroom, mobile, and social capabilities on one platform, so employees can learn at their own pace – whether in a curated course or in a self-paced, on-demand environment. It includes a robust delivered content library, a course builder for customers to create their own content and learning assessments, quizzes to ensure learner proficiency, and real-time course-completion data for leaders.

Our Technology

Unified omnichannel experience
Mobile-led functionality
Easy-to-use browser interface
Powerful insights engine
HCM application tier
Advanced data storage
SQL
snowflake
Hybrid cloud storage
aws
Azure
Fully Redundant
99.9% Uptime
Interoperability Engine
API Layer
Robust security framework
End-to-End Encryption
Nacha
AICPA SOC
Privacy Shield Certified

Our technology is based on a multi-tenant SaaS framework and utilizes automated build-and-deploy processes to release updates to customers. This gives us an advantage over many disparate traditional systems which are less flexible and require longer and costly development and upgrade cycles. Our technology is powered by a hybrid cloud configuration leveraging geographically dispersed co-located data centers hosted through Microsoft Azure and Amazon Web Services. Our platform is designed to be flexible, scalable, and highly configurable and is built on a layer of cloud-native micro services, which supports the platform’s ability to easily integrate with other technologies in our customers’ digital ecosystems. In addition, customer data is stored in a modern database layer and accessed through a unified reporting system.

The platform is designed with security as a top consideration and employs a defense-in-depth strategy through administrative, physical, and technical safeguards to ensure the protection, confidentiality, and integrity of our customers’ data. The Company is NACHA certified, a voluntary accreditation program from the National Automated Clearing House Association which governs the nation’s automated clearing house (“ACH”) network and payment system. We also routinely complete SOC 1 and SOC 2 examinations. Service Organization Controls (“SOC”) are standards established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We continuously monitor our network and endpoint-based security threats along with antivirus software to guard against trojans, worms, viruses, and other malware.

Our Customers

As of June 30, 2022, we served approximately 47,100 clients from over 29,800 parent customers. Our target customers are companies with 10 to 1,000 employees and we specialize in manufacturing, healthcare, restaurants, and professional service industries. We currently have more than 2.3 million active employees on our platform.

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

A core component of our sales and marketing strategy is our partnerships with key centers of influence (“COIs”), which include benefits brokers, financial advisors, financial institutions, and HR consultants. These partnerships enhance our sales motion by generating high quality referrals and providing credibility to our product offerings.

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

As of June 30, 2022, our sales and marketing organization included approximately 460 sales professionals.

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

We expensed research and development costs through our consolidated statements of operations of $43.1 million and $36.0 million for the fiscal years ended June 30, 2022 and 2021, respectively. Additionally, we capitalized research and development costs on our consolidated balance sheets of $29.8 million and $21.2 million for the fiscal years ended June 30, 2022 and 2021, respectively. Our research and development personnel are principally located in Ohio and Texas, although many of our associates operate virtually. We seek to hire highly experienced personnel wherever they are located.

Our Service Model

GUIDE Implementation Model

•    GUIDE is our differentiated implementation methodology, where we work to Gather, Understand, Import, Deliver, and Evaluate (“GUIDE”), ensuring a successful and seamless transition to our products.

•    GUIDE Elite is a service that offers our larger prospective customers and all broker-referred clients a project manager who serves as the single point of contact and go-to implementation expert throughout the process. With GUIDE Elite, customers are offered extended implementation support of between six weeks to six months following product activation with a focus on training, utilization, and adoption to maximize the value of our technology and expertise.

Personalized Support Model

•    Our personalized support model is based on matching customers with the specialist that has the skill set needed to answer their inquiry. Our customer experience team is based in the United States and delivers a responsive, consultative customer service experience. We have invested to enhance our client service, now providing omni-channel support spanning our self-service support center, live chat with a Customer Advocate, enhanced knowledge base with industry-specific knowledge and customer trainings, and online case management in addition to our traditional customer support phone line. Our larger customers are assigned a dedicated Customer Success Manager who is focused on driving the value of existing solutions, conducting Executive Business Reviews for strategic planning, and serving as a trusted advisor.

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

Competition

The market for HCM and payroll solutions is fragmented, highly competitive, and rapidly changing. Our competitors vary for each of our solutions and include both enterprise and micro-focused software providers, such as legacy payroll service bureaus (ADP, Paychex, UKG), cloud HCM software providers (Paylocity, Paycom), and other regional service bureaus and in-house ERP software providers that offer limited functionality.

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
•    Interoperability and data access.

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

Human Capital

As of June 30, 2022, we had approximately 2,300 associates, primarily located in the United States, with the majority working virtually. We add temporary workers for business peaks and engage consultants for specialized functions. Our associates are not represented by labor unions, nor have we experienced a work stoppage.

We were recognized as a Top Workplace USA in 2022 and 2021 by Energage, LLC. In 2021, we were also recognized as a Top Workplace for Diversity, Equity and Inclusion (DE&I) Practices by Energage, LLC, the results of which have not yet been released for 2022.

Our Guiding Principles

Our culture is guided by principles that encourage our associates to thrive and bring their whole selves to work. Our guiding principles are designed to act as a North Star for our associates in how they work with a colleague, for a client, and in the community:
•    Take Care of Customers First. Our customers are our heroes. When they win, we win.
•    Take Care of Each Other. There’s nothing better than working with friends who look out for you.
•    Do the Right Thing. It’s not always the easy way—but it’s what really matters.
•    Think Big, Dream Big. Never say never! Solve problems, invent a better way, disrupt the status quo.
•    Compete to Win. We embody the spirit of success in everything we do, in our habits and routines, our relationships, and in the energy and accountability we bring to the game.
•    Have Fun Along the Way. Buckle up, it’s a fast-paced business! That’s why we celebrate the wins, laugh in the face of adversity, and enjoy the ride.

Talent Acquisition and Development

We strive to provide best-in-class benefits, performance rewards, and career development opportunities to attract and retain top talent. We recently expanded benefit options to include domestic partner coverage. In an effort to further invest in our associates, bolster associate engagement and align our associates’ interests with shareholders’ objectives, we provide a one-time, new hire equity grant to all eligible full-time associates that vests over time. We support professional development through tuition reimbursement, industry credential support, career coaching, 100+ classes covering technical, leadership, and professional skills, and tailored development plans.

Diversity, Equity and Inclusion

We are actively committed to diversity, equity, and inclusion (“DE&I”). We embrace the diverse mosaic of our associates and build high-performing teams dedicated to success and belonging. The table below summarizes our workforce demographics as of June 30, 2022:

Total
Gender:
Female	50.3%
Male	49.7%
100.0%
Ethnicity:
Native American or Alaska Native	0.3%
Asian	6.7%
Black or African American	10.0%
Hispanic or Latinx	4.8%
Native Hawaiian or other Pacific Islander	0.1%
Two or More Races	3.3%
White	70.4%
Undisclosed*	4.4%
100.0%
* Individuals preferred not to disclose ethnicity

Our DE&I strategy is guided by four pillars:
1.Strategic Education and Awareness
2.Transparency in our Data
3.Equity of Pay, Hiring and Treatment of Targeted Populations
4.Purpose and Perspective
These pillars outline the foundation of our action steps as they relate to the goals of the entire organization. We established corporate goals to increase the inclusion and belonging of, and the number of associates and leaders from underrepresented groups and plan to continue to evolve these goals over time to improve representation. In developing these goals, we conducted an internal needs assessment and concluded that our opportunities are to focus on educating our associates, clients and partners, providing transparency to our stakeholders, and recruiting, retaining and promoting diverse leadership and perspectives across the Company.

We have incorporated our DE&I strategy and learning into associate onboarding and leader trainings as our associates play a key role in fostering a culture of inclusion. Additionally, our commitment to DE&I is reflected through our seven employee resource groups (“ERGs”). We believe our ERGs create a community of inclusion and belonging, and create a safe space for learning and dialogue around the celebrations and challenges that diverse communities face. Each ERG has an executive sponsor and is supported by senior leaders across the Company.

Community Giving

Giving back is in our DNA. We empower our associates to make a difference in a way that we believe is meaningful to them. We dedicate several days each year for Paycor It Forward, where our associates give back to the communities where we live and work. Our Community Partners program is a grassroots organization funded by associates who choose to give their own time and resources to serve. The Paycor Community Impact Fund provides project grants to local philanthropic organizations.

Corporate Information

We are a Delaware corporation incorporated in August 2018. We completed our IPO in July 2021 and our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “PYCR.” Our principal executive offices are located at 4811 Montgomery Road, Cincinnati, Ohio 45212, and our telephone number is (800) 381-0053. Our website is www.paycor.com.

Available Information

We are subject to the informational and reporting requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements, and other information with the SEC. The public may read and copy materials we file with the SEC via its website (www.sec.gov), which includes our annual and quarterly reports, proxy statements, and other information.

Our corporate website is www.paycor.com, and our investor relations website is located at investors.paycor.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into or part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks and uncertainties described below, which could materially and adversely affect our business operations, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose all or part of your investment.

Risk Factor Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description.

•Our ability to manage our growth effectively.
•The resulting effects of any potential breach of our security measures or any unauthorized access to our customers’ or their employees’ personal data, including by way of computer viruses, worms, phishing and ransomware attacks, malicious software programs, and other data security threats.
•The expansion and retention of our direct sales force with qualified and productive persons and the related effects on the growth of our business.
•The impact on customer expansion and retention if implementation, user experience, customer service, or performance relating to our solutions is not satisfactory.
•The timing of payments made to employees and taxing authorities relative to the timing of when a customer’s electronic funds transfers are settled to our account.
•Future acquisitions of other companies’ businesses, technologies, or customer portfolios.
•The continued service of our key executives.
•Our ability to innovate and deliver high-quality, technologically advanced products and services.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•The proper operation of our software.
•Our relationships with third parties.
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
•The effects of inflation, supply chain disruptions, labor shortages and other ongoing macroeconomic impacts from the novel coronavirus pandemic (“COVID-19 pandemic”).
•The impact of an economic recession in the United States (“U.S.”) or global economy.
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

Our solutions involve the collection, processing, storage, use, disclosure, and transmission of customers’ and their employees’ confidential and proprietary information, including personal data, as well as financial and payroll data. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Attempts by others to gain unauthorized access to information technology systems and the data contained therein are becoming increasingly sophisticated and difficult to prevent. In particular, HCM software such as ours may be specifically targeted in cyber-attacks, including by way of computer viruses, worms, phishing attacks, ransomware, malicious software programs, and other data security threats, which could result in the unauthorized release, access, gathering, monitoring, encryption, misuse, loss, or destruction of our customers’ sensitive and/or confidential data (including personal data), or otherwise disrupt our customers’ or other third parties’ business operations. If cybercriminals, including those working in the capacity of hackers, State actors, inside threats, or cybercrime groups, can circumvent our security measures, or if we are unable to detect an intrusion into or misuse of our systems and contain such intrusion or misuse in a reasonable amount of time, our information and our customers’ personal data, including confidential and personal data, may be compromised. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effects. There can be no assurance that our Information Technology (“IT”) security and recovery system will be sufficient to prevent or limit the damage from any future cyber-attack or disruptions or to allow us to reinstate any operations that were affected by such attack or disruption. Additionally, customers or other third parties may seek monetary damages from us in connection with any such breaches or other incidents.

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

Although we have security measures in place to protect regulated and personal data, and to prevent data loss and other security breaches, these measures could be breached because of third-party action, employee error, third-party or employee malfeasance, or otherwise. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures. While we currently maintain a cyber-liability insurance policy, our cyber liability insurance coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

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

We are dependent on the continued service of our executive officers and other senior leaders and, if we fail to retain such key executives, our business could be adversely affected.

We believe that our success depends in part on the continued services of our senior management team, including Raul Villar Jr., our Chief Executive Officer, Adam Ante, our Chief Financial Officer, Chuck Mueller, our Chief Revenue Officer, and our other executive officers and senior leaders. Our business could be adversely affected if we fail to retain these key executives. Except with Mr. Villar Jr., Mr. Ante and Mr. Mueller, we do not have employment agreements with our executive officers or other key personnel that contract them to continue to work for us for any specified period, and, therefore, they could terminate their employment with us at any time. Although the employment arrangements of certain of our key executives contain non-competition restrictions, our business could nonetheless be adversely affected if a key executive leaves the Company and attempts to compete with us. In addition, we have not purchased key person life insurance on any members of our executive team.

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

Our success depends in substantial part on our continuing ability to provide products and services that SMBs will find superior to our competitors’ product offerings and will continue to use. Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, to introduce, to market, and to gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, Android, and other software, and communication, browser, and database technologies. We intend to continue to invest significant resources in research and development to enhance our existing products and services and introduce new high-quality products that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our sales may suffer. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Furthermore, uncertainties about the timing and nature of new functionality, or new functionality to existing platforms or technologies, could increase our research and development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and have a material adverse effect on our business, financial condition, and results of operations.

In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. The introduction of new solutions by competitors, the emergence of new industry standards, or the development of entirely new technologies to replace existing product offerings could render our existing or future solutions obsolete.

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

Our payroll and HCM software is complex and may contain or develop undetected defects or errors, particularly when first introduced or as new versions and updates are released. From time to time we have discovered defects or errors in our products. In addition, because changes in laws and regulatory standards applying to employers are frequent, we may discover limitations or defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Material performance problems or defects in our products and services might arise in the future, which could have an adverse impact on our business and customer relationship and subject us to claims.

Limitations or any failure by us to identify and address defects and errors could result in delays in product introductions and updates, loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Limitations, defects or errors in our product or service processes might discourage existing or potential customers from purchasing from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that errors in our systems could result in data loss or data corruption, or the information that we collect being incomplete or containing inaccuracies that our customers, their employees and taxing and other regulatory authorities regard as significant. The costs incurred in correcting any errors or in responding to regulatory authorities or to resulting claims or liability might be substantial and could adversely affect our operating results.

Our business depends in part on the success of our relationships with third parties.

We rely on third-party couriers, financial and accounting processing systems, and various financial institutions, to deliver payroll checks and tax forms, perform financial services in connection with our applications, such as providing ACH and wire transfers as part of our payroll and tax payment services, and to provide technology and content support, manufacture time clocks, and process background checks. We anticipate that we will continue to depend on various third-party relationships to grow our business, provide technology and content support, manufacture time clocks, process background checks, and deliver payroll checks and tax forms. Identifying, negotiating, and documenting relationships with these third parties and integrating third-party content and technology requires considerable time and resources. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. In addition, these third parties may not perform as expected under our agreements, and we may have disagreements or disputes with such third parties, which could negatively affect our brand and reputation. A global economic slowdown or recession could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Further, a disruption of the Federal Reserve Bank’s services, including ACH processing, could negatively affect our payroll and expense reimbursement services by delaying direct deposits and other financial transactions across the United States. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired, and our business, operating results, or financial condition could be adversely affected. Even if we are successful, these relationships may not result in improved operating results.

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
•    The development and maturation of the market for cloud-based HCM and payroll software among SMBs.
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
•    Business disruptions caused by the rapid spread of contagious disease, including pandemics such as the COVID-19 pandemic, or armed conflicts, including Russia’s actions in Ukraine and the resulting geopolitical instability.
•    Changes in laws, regulations, or policies affecting our customers’ legal obligations and, as a result, demand for certain applications.

•    Changes in trade, monetary and fiscal policies and other political and economic conditions, including government shutdowns.
•    Credit market constriction or volatility.
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
•    Other factors described in this “Risk Factors” section.

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

We incurred losses from operations of $139.6 million and $89.3 million in the fiscal years ended June 30, 2022 and 2021, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2022, we had recorded a total of $750.2 million of goodwill and $263.1 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

We make certain estimates with regard to certain operational metrics which we track using internal systems that are not independently verified by any third-party. While the metrics presented in this report are based on what we believe to be reasonable assumptions and estimates, our internal systems have a number of limitations, and our methodologies for tracking these metrics may change over time.

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

We believe the principal competitive factors in our market include breadth and depth of product functionality, scalability and reliability of applications, modern and innovative cloud technology platforms combined with an intuitive user experience, multi-country and jurisdiction domain expertise in HCM and payroll, quality of implementation and customer service, integration with a wide variety of third-party applications and systems, total cost of ownership and return on investment, brand awareness, reputation, pricing, and distribution. We face a variety of competitors, some of which are long-established providers of HCM solutions.

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

In addition, current and potential competitors have established, and might in the future establish, partner, or form other cooperative relationships with vendors of complementary products, technologies, or services to enable them to offer new products and services, to compete more effectively or to increase the availability of their products in the marketplace. New competitors or relationships might emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources, and larger sales forces than we have, which could put us at a competitive disadvantage. Considering these advantages, current or potential customers might accept competitive product offerings in lieu of purchasing our offerings. We expect intense competition to continue for these reasons, and such competition could negatively impact our sales, profitability, or market share.

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

We may be adversely affected by the evolving nature and continuing impacts of the COVID-19 pandemic, including ongoing effects of inflation, supply chain disruption and labor shortages in the markets in which we and our customers operate.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results is uncertain and subject to political, social, economic, and regulatory factors that are outside of our control, including the duration of the pandemic; emerging information concerning the severity and incidence of the virus and its variants; the emergence of additional virus variants or resurgences of the virus globally; the rate at which the population globally becomes vaccinated against COVID-19; the development and availability of antiviral therapeutic alternatives; and continued political and social debate relating to the public health response to the pandemic. Further, the COVID-19 pandemic has caused, and may continue to cause, negative impacts on macroeconomic conditions, including inflation, supply chain disruptions and labor shortages, which in turn, could result in a recession in the United States or in the global economy. Macroeconomic impacts related to the COVID-19 pandemic are expected to continue to pose risks to our and our customers’ businesses for the foreseeable future, heightened by many of the risks and uncertainties identified above, and could have a materially adverse impact on our business, financial condition, and results of operations.

We may be adversely impacted by an economic slowdown, or a recession.

If an economic slowdown or recession emerges, we may experience declines in revenues, profitability and cash flows from lower customer demand, including as a result of customer workforce reductions, payment delays, collection difficulties, increased pricing pressures and other factors caused by the impact of adverse economic conditions on our customers. Although we believe that our cash flows from operations and available borrowing capacity under our credit facility will provide us with sufficient liquidity, adverse conditions in the financial and credit markets, lower consumer confidence and spending, inflation, higher labor, healthcare, and insurance costs, fluctuating fuel and commodities costs and their effects on the U.S. and global economies and markets are all examples of negative factors, which could cause customers to delay or forgo expansion of our solutions. These economic conditions may also reduce our customers’ operating budgets or ability to commit funds to purchase our solutions or renew their existing contracts with us. If an economic recession is followed by a slow and relatively weak recovery, the effects from a broadening or protracted extension of these negative economic conditions on our customers could have a significant adverse effect on our revenues, cash flows and results of operations.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of customer data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, severe weather, including events resulting from climate change, unauthorized security breach, power loss, telecommunications failure, terrorist attack, public health emergency, or other events that could have a significant disruptive effect on our operations. We have customer service and sales associates based in or near Jacksonville, Florida, an area that has experienced hurricanes and that routinely faces a threat from hurricanes during the late Summer and early Fall months. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, and snowstorms, and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose customer data or experience material adverse interruptions to our operations, or delivery of services to our customers.

Risks Relating to Information Technology Systems and Intellectual Property

Any damage, failure, or disruption of our SaaS delivery model, data centers, or our third-party providers’ services, could impair our ability to effectively provide our solutions, harm our reputation, and adversely affect our business.

Our SaaS delivery model is a critical part of our business operations. Our customers access our solutions and are served through our cloud-based platform including data centers located in Lebanon, Ohio and Lombard, Illinois. We also have agreements with Microsoft Azure and Amazon Web Services for externally hosted cloud computing services. Our SaaS delivery model and data centers, as well as externally hosted cloud services, are vulnerable to damage, failure, and disruption.

Furthermore, our payroll module is essential to our customers’ timely payment of wages to their employees. Any interruption in our service may affect the availability, accuracy, or timeliness of these programs and could damage our reputation, cause our customers to terminate their relationship with us, or prevent us from gaining additional business from current or future customers.

In the future, we may experience issues with our platform caused by the following factors:

•    Human error.
•    Telecommunications failures or outages from third-party providers.
•    Computer viruses, cyber-attacks or other security breaches.
•    Acts of terrorism, sabotage, intentional acts of vandalism, or other misconduct.
•    Tornadoes, fires, earthquakes, hurricanes, floods, and other natural disasters.
•    Power loss.
•    Other unforeseen interruptions or damages.

If our SaaS delivery model or our customers’ ability to access our platform is interrupted, customer and employee data may be permanently lost, and we could be exposed to significant claims by customers, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of such centers could result in disruptions in our services. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations (such as a hardware failure or shortage or other supply chain disruption resulting from the COVID-19 pandemic), with the telecommunications network providers with whom we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. Further, any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new customers, prevent us from gaining new or additional business from our current customers, or cause our current customers to terminate their use of our solutions, any of which would adversely impact our revenues. In addition, if our cloud-based infrastructure and data centers fail to support increased capacity due to growth in our business, our customers may experience interruptions in the availability of our solutions. Such interruptions may reduce our revenues, cause us to issue refunds to customers, or adversely affect our retention of existing customers, any of which could have a negative impact on our business, operating results, or financial condition.

In addition, our third-party providers have experienced, and may in the future experience, security breaches, service interruptions or delays, and performance degradation in their services. For example, Microsoft has employed changes in their Azure environment that have impacted us. The Microsoft Azure changes created unavailability of their applications for a period of time that reduced our employees’ productivity and effectiveness, and resulted in service disruptions. Despite precautions our third-party providers may take, security breaches, outages, delays, or impact to computing performance in third-party provider services could also harm our business.

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

Additionally, certain of our current and future product offerings may be subject to the broad regulatory, supervisory, and enforcement powers of the Consumer Financial Protection Bureau or state-level consumer financial protection agencies, which may exercise authority with respect to such products, or the marketing and servicing of those products, through the oversight of commercial partners, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services.

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

Our products and services may become subject to increasing regulatory requirements, and as these requirements proliferate, we may be required to change or adapt our products and services to comply. Changing regulatory requirements might render our products and services obsolete or might block us from developing new products and services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new products and services more costly or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become more costly. For example, the adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing, or limit business activities, cause us to enter into relationships with one or more third parties for payment services until we are appropriately licensed. These occurrences could also require changes to the manner in which we conduct some aspects of our business or invest client funds, which could adversely impact interest income from investing client funds. We have in the past entered into relationships with a third-party in a state due to the interpretation of such state’s money transmitter license requirements. Should any state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage, or other negative consequences. In addition, if the ACA is repealed or modified in whole or in part, or if implementation of certain aspects of the ACA is delayed, such repeal, modification, or delay could adversely impact the revenue we currently generate from our ACA compliance solution as well as overall gross margins. Any of these regulatory implementations or changes could have an adverse effect on our business, operating results, or financial condition.

Privacy laws or other regulations may reduce the effectiveness of our applications.

Our products and services are subject to various complex laws and regulations on the federal, state, and local levels, including those governing data security and privacy, which have become significant issues globally. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain and inconsistently enforced for the foreseeable future. Many federal, state, and foreign governmental bodies and agencies have adopted or are considering adopting laws and regulations regarding the creation, collection, receipt, processing, handling, maintenance, storage, use, disclosure, and transmission of personal data and other sensitive information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, the Family Medical Leave Act of 1993, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, federal and state labor and employment laws, state data breach notification laws, and state privacy laws, such as the California Consumer Privacy Act (the “CCPA”) and the Illinois Biometric Information Privacy Act (the “IBIPA”).

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

The IBIPA regulates the collection, use, safeguarding, and storage of “biometric identifiers” or “biometric information” by companies such as ours. IBIPA includes a private right of action for persons who are aggrieved by violations of the IBIPA. Even in circumstances where we do not believe a regulation applies to our activities, we may still be the subject of lawsuits alleging a regulation does apply. We are currently a defendant in three lawsuits, two in Illinois state court, and one in federal court in the Southern District of Illinois, related to the IBIPA. Each alleges that the Company violated IBIPA by failing to provide adequate notices and obtain consent from users of timekeeping devices that use handprint and/or fingerprint scanning for employee timekeeping. We do not believe IBIPA applies to the Company as alleged in the complaints and strenuously deny these claims. In the two state court cases, we made a motion to dismiss the action, which was denied by the court. The cases are currently in discovery and we have filed a motion for summary judgment, which is pending. The federal court lawsuit was recently stayed by the court. While adverse results in these lawsuits may include awards of substantial monetary damages, we believe it is too early to determine the possibility of liability and have not accrued any potential or estimated liabilities relating to these matters.

Further, because some of our customers have establishments in the European Union (“EU”) or otherwise process the personal data of EU residents, the GDPR 2016/679 may apply to our processing of certain customer and employee information. The GDPR went into effect on May 25, 2018 and has resulted in and will continue to result in significantly greater compliance burdens and costs for companies like us. Any data security breach could require notifications to the data subject and/or owners under federal, U.S., U.S. state, and/or international data breach notification laws and regulations.

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

As a vendor of services, we are ordinarily held responsible by taxing authorities for collecting and paying any applicable sales, use or other taxes. Additionally, the application of federal, state, and local tax laws to services provided electronically like ours is evolving. New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and applications provided over the internet. These enactments could adversely affect our sales activity, due to the inherent cost increase the taxes would represent, and could adversely affect our business, operating results, or financial condition.

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

Risks Relating to Our Indebtedness

Our level of indebtedness may increase and adversely affect our business, growth prospects, and financial condition, as well as our ability to raise additional capital on favorable terms, which could, in turn, hinder our ability to expand our operations and invest in our business and new technologies.

As of June 30, 2022, we had no outstanding debt and $200.0 million of borrowing capacity under our senior secured revolving credit facility (see Note 9 to our consolidated financial statements). To the extent that our cash flows from operations are not sufficient to meet our current and future financial obligations, including funding our operations and capital expenditures, our level of indebtedness may increase from time to time. Borrowings under the credit facility are secured by first-priority perfected security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions. In addition, the agreement under which the credit facility is provided to us contains affirmative and negative financial covenants and other restrictions and limitations that could have important consequences to us, including restricting our ability to pursue significant business opportunities and to engage in other actions that we may believe are advisable or necessary for our business. The breach of any of these covenants or restrictions could result in a default under our credit agreements that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay our debt, creditors would have the right to proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our credit facility and may not be able to repay the amounts due. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.

Although the credit agreement contains restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of additional indebtedness and liens we may be permitted to incur in compliance with these restrictions could be substantial. Incurring substantial additional indebtedness could further exacerbate the risks associated with our level of indebtedness.

Our ability to make scheduled payments or to refinance our outstanding debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic, and other factors beyond our control, including those discussed under “Risks Related to Our Business, Products, and Operations” above. Additionally, fluctuations in interest rates could increase our borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on any outstanding indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and may be required to sell material assets or operations to attempt to meet our debt service obligations. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

If we need to raise additional capital, we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios, or restrict our ability to pay dividends or make acquisitions, or other investments. If we issue additional equity, our security holders may experience significant dilution of their ownership interests. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•    Develop and enhance our products and solutions.
•    Continue to expand our product development, sales, and marketing organizations.
•    Hire, train, and retain employees.
•    Respond to competitive pressures or unanticipated working capital requirements.
•    Pursue acquisition opportunities.

If our ability to expand our operations and invest in our business and new technologies is hindered, our ability to compete successfully could be reduced, which, in turn, could have an adverse effect on our business and results of operations.

Risks Relating to Our Common Stock

Apax Partners controls us, and its interests may conflict with ours or yours in the future.

Apax Partners beneficially owned approximately 127,357,193 shares of our common stock, or 72.5% at August 19, 2022. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

There has been an active, liquid trading market for our common stock for only a short period of time, which may limit your ability to sell your shares.

Our IPO, occurred in July 2021. Therefore, there has been a public market for our Class A common stock for a short period of time. Although we have listed our common stock on the Nasdaq under the symbol “PYCR”, an active trading market for our common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline and you may not be able to sell your shares of our common stock at the price you purchased it, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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

In addition to Apax Partners’ beneficial ownership, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

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

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including the factors mentioned throughout this section.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 175,643,109 outstanding shares of our common stock as of August 19, 2022. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses in our internal controls in the future.

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

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see Note 18 - “Commitments and Contingencies” to our Consolidated Financial Statements under Item 8. of Part II of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On July 21, 2021, our common stock began trading on the Nasdaq Global Select Market under the ticker symbol “PYCR.” Prior to that, there was no public trading market for our common stock.

As of August 19, 2022, there were 5 holders of record of our common stock. This figure does not include “street” holders whose shares of our common stock are held of record by banks, brokers and other financial institutions.

Dividend Policy

Since our IPO, we have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We are a holding company that does not conduct any business operations on our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Paycor, Inc., our operating subsidiary (“Paycor”). In addition, any amounts available to us to pay cash dividends would be subject to the covenants and restrictions in Paycor’s credit agreement. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Stock Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the S&P 1500 Application Software Index. The graph assumes an initial investment of $100 in our common stock at the market close on July 21, 2021, our initial trading day. Data for the S&P 500 Index and the S&P 1500 Application Software Index assumes reinvestment of dividends.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly Item 1A. “Risk Factors” and “Note Regarding Forward-Looking Statements” and other important factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”).

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our” and similar references refer to the Company and its consolidated subsidiaries.

For comparisons of our results of operations for the fiscal years ended June 30, 2021 and 2020, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 2, 2021 (“2021 Form 10-K”).

Overview
We are a leading Software-as-a-Service (“SaaS”) provider of human capital management (“HCM”) solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. More than 29,800 customers across all 50 states trust us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, HR-related cloud-based computing services and nonrefundable implementation fees, which represented over 99% of total revenue for the fiscal year ended June 30, 2022. In addition, we earn interest income on funds held for clients.

We have developed a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size, geography, and industry. The number of unique visitors to our website drives brand awareness and demand generation. We generated more than 8.1 million unique visitors to our website during the fiscal year ended June 30, 2022. Our highly efficient and multi-pronged go-to-market strategy was a key driver of our growth, which enabled us to generate approximately $142 million and $115 million of total bookings for the fiscal years ended June 30, 2022 and June 30, 2021, respectively. Total bookings increased approximately 24% period-over-period for the fiscal year ended June 30, 2022.

The table below sets forth selected results of operations for the fiscal years ended June 30, 2022 and 2021.

	Fiscal Year Ended
	June 30,
(in thousands)	2022	2021
Total Revenue	$429,387	$352,777
Loss from Operations	$(139,620)	$(89,333)
Operating Margin	(32.5)%	(25.3)%
Adjusted Operating Income*	$47,491	$47,987
Adjusted Operating Income Margin*	11.1%	13.6%
Net Loss	$(108,017)	$(72,482)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

COVID-19 Pandemic Impact

Many of our prospective and existing customers’ businesses were, and continue to be, impacted by the COVID-19 pandemic and related economic headwinds, which resulted in reduced customer employee headcount, temporary and permanent business closures, and/or delayed sales/starts. While the number of companies on our platform remained consistent, the number of our customers’ employees on our platform declined 7% from March to April 2020. Because we charge our customers on a per-employee basis for certain services, decreases in headcount negatively impacted our recurring revenue beginning in the third quarter of fiscal year 2020. Since then, the number of our customers’ employees on our platform recovered rapidly.

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

As of June 30, 2022 and 2021, we had approximately 29,800 and 28,000 customers, respectively, representing a period-over-period increase of 6.4%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of June 30, 2022 and 2021, we had approximately 47,100 and 44,000 client accounts, respectively. We also track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of June 30, 2022 and 2021, we had approximately 2.3 million and 2.0 million customer employees, respectively.

In addition, we are also focused on expanding our broker referral relationships to drive the acquisition of new customers. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. Brokers remained an integral part of our sales approach, with 42% in the fiscal year ended June 30, 2022 as compared to 40% in the fiscal year ended June 30, 2021.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. Our “effective PEPM,” which we define as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period, was approximately $16 and $15 for the fiscal years ended June 30, 2022 and 2021, respectively. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention, which was approximately 98% and 88% for the fiscal years ended June 30, 2022 and 2021, respectively. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period.

Net revenue retention has continued to trend favorably and is in line with historical pre-COVID-19 pandemic levels. Our net revenue retention had been negatively impacted during the COVID-19 pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our Paycor Analytics and Scheduling products. In 2020 we built and released our compensation management product. In 2021 we launched on-demand pay (i.e. Wallet) and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. Additionally, in 2021, we released a facial recognition time clock promoting a touchless employee experience, introduced a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and released a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In 2022, we have released the Paycor Developer Portal making it simple for our customers to connect the power of their people data across their business through improved integrations. By using Paycor’s public APIs and events, companies can be immediately notified of changes and keep multiple systems in-sync. As a result of these and other product launches, we have increased the total list PEPM for our full suite of products to $42 as of June 30, 2022 from $39 as of June 30, 2021. Our effective PEPM was approximately $16 and $15 for the fiscal years ended June 30, 2022 and 2021, respectively. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

In connection with our IPO of our common stock, we incurred certain transaction-related expenses. These expenses include transaction bonuses, share-based compensation expense associated with two Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under the Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of our Series A Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Series A Redeemable Preferred Stock are presented below.

We granted Long Term Incentive Plan units (“LTIP Units”) under the Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Equity Incentive Plan. The LTIP Units provided for, at our discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurred and if the LTIP participant remained employed with us on such date. Our IPO resulted in a determination date, for which each LTIP participant became entitled to an LTIP Payment with respect to 20% of the LTIP participant’s LTIP Units as of the IPO date and 20% on each of four subsequent payment dates that are six, twelve, eighteen and 24 months following the IPO date. As a result of our IPO, the LTIP Units converted into the entitlement to receive a fixed number of shares of our common stock, based on the IPO price. We settled such entitlements by issuing restricted stock units, which vest on the applicable payment dates and we will recognize approximately $47.6 million of compensation expense over the requisite service period relating to the LTIP Units.

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

The MEP time-based incentive units vest 25% on the first anniversary after the vesting commencement date and thereafter in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the time-based incentive units occurring on the fourth anniversary of the vesting commencement date. The MEP time-based incentive units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP time-based incentive units at the grant date is recognized as the MEP time-based incentive units vest. As of June 30, 2022, there was approximately $3.6 million of unrecognized compensation expense associated with unvested MEP time-based incentive units. The unrecognized compensation expense associated with unvested MEP time-based incentive units outstanding at June 30, 2022 will be recognized over a weighted average period of 1.3 years from June 30, 2022.

As a result of our IPO, and due to an election by Apax Partners, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

The Modified MEP Incentive Units are accounted for as equity awards and the compensation expense calculated based upon the fair value of the Modified MEP Incentive Units at the modification date is recognized as the Modified MEP Incentive Units vest. We estimate the fair value of the Modified MEP Incentive Units based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP. As of June 30, 2022, there was approximately $26.2 million of unrecognized compensation expense associated with unvested Modified MEP Incentive Units. The unrecognized compensation expense associated with the unvested Modified MEP Incentive Units outstanding at June 30, 2022 will be recognized over a weighted average period of 1.1 years from June 30, 2022.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $17.0 million as of June 30, 2022, with $19.5 million of revenue recognized for the fiscal year ended June 30, 2022. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $16.0 million as of June 30, 2021, with $19.0 million of revenue recognized for the fiscal year ended June 30, 2021.

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

We expect recurring and other revenue to increase as we continue to add new customers and sell additional products to our existing customers. See “Critical Accounting Policies—Revenue Recognition” below.

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We generally collect substantially all funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearing house arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities. We expect funds held for our clients to generally grow as the employees per customer increase and as we add customers. Interest income on funds held for clients will fluctuate based on market rates of demand deposit accounts, as well as the highly liquid, investment-grade marketable securities in which we invest the client funds.

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

We amortized $17.3 million and $10.6 million of capitalized contract fulfillment costs during the fiscal years ended June 30, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $41.4 million and $59.9 million of capitalized internal-use and acquired software costs during the fiscal years ended June 30, 2022 and 2021, respectively.

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

We amortized $14.2 million and $8.9 million of capitalized contract acquisition costs during the fiscal years ended June 30, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

We seek to grow our number of new customers and upsell existing customers, and therefore our sales and marketing expense is expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

General and Administrative

General and administrative expenses consist primarily of employee-related costs for our administrative, finance, accounting, legal, enterprise technology and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.

We amortized $82.6 million and $79.5 million of intangible assets, excluding acquired software amortized through cost of revenues, during the fiscal years ended June 30, 2022 and 2021, respectively. The increase in amortization expense in the fiscal years ended June 30, 2022 is attributable to our asset acquisition in February 2021.

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

	Fiscal Years Ended
	June 30,
(in thousands)	2022	2021
Capitalized software	$29,831	$21,228
Research and development expenses	$43,140	$36,020

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Refer to Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our 2021 Form 10-K, for a discussion and comparison of results for the fiscal years ended June 30, 2021 and June 30, 2020.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$427,032	$350,956
Interest income on funds held for clients	2,355	1,821
Total revenues	429,387	352,777
Cost of revenues	168,188	154,487
Gross profit	261,199	198,290
Operating expenses:
Sales and marketing	170,629	106,123
General and administrative	187,050	145,480
Research and development	43,140	36,020
Total operating expenses	400,819	287,623
Loss from operations	(139,620)	(89,333)
Interest expense	(541)	(2,541)
Other (expense) income	1,570	(1,420)
Loss before benefit for income taxes	(138,591)	(93,294)
Income tax benefit	(30,574)	(20,812)
Net loss	$(108,017)	$(72,482)

Comparison of the Fiscal Years Ended June 30, 2022 and June 30, 2021

Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$427,032	$350,956	$76,076	22%
Interest income on funds held for clients	2,355	1,821	534	29
Total revenues	$429,387	$352,777	$76,610	22%

Total revenue for the fiscal years ended June 30, 2022 and 2021 was $429.4 million and $352.8 million, respectively. In the fiscal years ended June 30, 2022 and 2021, recurring and other revenue accounted for $427.0 million and $351.0 million, respectively. Additionally, interest income on funds held for clients accounted for $2.4 million and $1.8 million, respectively, for the fiscal years ended June 30, 2022 and 2021. Total revenues increased primarily as a result of a 6.4% increase in customers to approximately 29,800 at June 30, 2022 from approximately 28,000 at June 30, 2021, an increase in the average number of employees per customer and an increase in effective PEPM.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the fiscal years ended June 30, 2022 and 2021 were $931.7 million and $718.1 million, respectively.

Cost of Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Cost of revenues	$168,188	$154,487	$13,701	9%
Percentage of total revenues	39%	44%
Gross profit	$261,199	$198,290	$62,909	32%
Percentage of total revenues	61%	56%

Total cost of revenues for the fiscal years ended June 30, 2022 and 2021 were $168.2 million and $154.5 million, respectively. Our total cost of revenues increased primarily as a result of a $25.4 million increase in employee-related costs to support new customers, including $6.1 million of share-based compensation expense associated with our IPO, a $8.3 million increase in amortization expense relating to capitalized software, and a $6.7 million increase in amortization of deferred contract costs, partially offset by a $26.8 million decrease in amortization expense relating to software acquired in November 2018 which had fully amortized during the three months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Sales and marketing	$170,629	$106,123	$64,506	61%
Percentage of total revenues	40%	30%

Sales and marketing expenses for the fiscal years ended June 30, 2022 and 2021 were $170.6 million and $106.1 million, respectively. The increase in sales and marketing expense was primarily the result of a $53.8 million increase in employee-related costs, including $34.2 million of share-based compensation expense associated with our IPO and $4.0 million in additional advertising costs, both principally to expand our sales coverage, a $3.2 million increase in travel and event related expenses and a $2.5 million increase in professional services.

General and Administrative

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
General and administrative	$187,050	$145,480	$41,570	29%
Percentage of total revenues	44%	41%

General and administrative expenses for the fiscal years ended June 30, 2022 and 2021 were $187.1 million and $145.5 million, respectively. The increase in general and administrative expenses was primarily driven by a $27.5 million increase in employee-related costs, including $20.3 million of share-based compensation expense associated with our IPO, a $6.9 million increase in facilities expense, including the loss upon exiting leases of certain facilities in March 2022, a $4.6 million increase in professional services, consulting fees and other IPO-related costs and a $3.2 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments.

Research and Development

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Research and development	$43,140	$36,020	$7,120	20%
Percentage of total revenues	10%	10%

Research and development expenses for the fiscal years ended June 30, 2022 and 2021 were $43.1 million and $36.0 million, respectively. The increase in research and development expenses was primarily the result of a $6.7 million increase in share-based compensation expense associated with our IPO.

 Interest Expense

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Interest expense	$541	$2,541	$(2,000)	(79)%
Percentage of total revenues	<1%	<1%

Interest expense for the fiscal years ended June 30, 2022 and 2021 was $0.5 million and $2.5 million, respectively. The decrease in interest expense was primarily the result of a decrease in outstanding borrowings.

Other income (expense)

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Other income (expense)	$1,570	$(1,420)	$2,990	(211)%

Other income for the fiscal year ended June 30, 2022 was $1.6 million compared to other expense of $1.4 million for the fiscal year ended June 30, 2021. Other income for the fiscal year ended June 30, 2022 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds. Other expense for the fiscal year ended June 30, 2021 primarily consists of $2.2 million relating to the write-off of debt acquisition costs and third-party costs associated with entering into a new credit facility in June 2021 and $0.8 million in unrealized gains resulting from changes in foreign currency rates.

Income tax benefit

Income tax benefit for the fiscal years ended June 30, 2022 and 2021 was $30.6 million and $20.8 million, respectively, reflecting effective tax rates for the periods of 22.1% and 22.3%, respectively. The increase in tax benefit was due to an increase in net loss, transaction costs and research and development tax credits.

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

Adjusted Gross Profit was $287.2 million and $244.9 million, or 66.9% and 69.4% of total revenue, for the fiscal years ended June 30, 2022 and 2021, respectively. Adjusted Gross Profit increased for the fiscal year ended June 30, 2022, primarily driven by the increase in revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of capitalized software and amortization of costs to fulfill contracts within cost of revenues.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Gross Profit*	$261,199	$198,290
Gross Profit Margin	60.8%	56.2%
Amortization of intangible assets	19,313	46,136
Stock-based compensation expense	6,649	516
Liability incentive award compensation expense	—	(16)
Corporate adjustments	—	—
Adjusted Gross Profit*	$287,161	$244,926
Adjusted Gross Profit Margin	66.9%	69.4%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $2.6 million and $2.6 million for the fiscal years ended June 30, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $22.1 million and $13.8 million for the fiscal years ended June 30, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $17.3 million and $10.6 million for the fiscal years ended June 30, 2022 and 2021, respectively.

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

Adjusted Operating Income was $47.5 million and $48.0 million for the fiscal years ended June 30, 2022 and 2021, respectively. Adjusted Operating Income decreased slightly for the fiscal year ended June 30, 2022, primarily driven by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company, partially offset by an increase in revenue.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Loss from Operations	$(139,620)	$(89,333)
Operating Margin	(32.5)%	(25.3)%
Amortization of intangible assets	101,959	125,590
Stock-based compensation expense	71,376	4,172
Liability incentive award compensation expense	—	(189)
Loss on lease exit*	9,112	—
Corporate adjustments**	4,664	7,747
Adjusted Operating Income	$47,491	$47,987
Adjusted Operating Income Margin	11.1%	13.6%

*    Represents exit cost due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, transaction expenses and costs associated with the Paltech Solutions, Inc. (“7Geese”) Acquisition and other transactions totaling $0.2 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.1 million and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $1.0 million. Corporate adjustments for the fiscal year ended June 30, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility $1.0 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $5.5 million, transaction expenses and costs associated with the 7Geese Acquisition totaling $0.7 million, and costs related to implementing certain expense saving and other initiatives related to the COVID-19 pandemic totaling $0.5 million.

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

Adjusted Sales and Marketing expense was $135.1 million and $103.7 million for the fiscal years ended June 30, 2022 and 2021. Adjusted Sales and Marketing expenses increased for the fiscal year ended June 30, 2022, primarily driven by expanding our sales coverage and an increase in amortization of costs to obtain contracts.

Adjusted General and Administrative expense was $68.2 million and $57.3 million for the fiscal years ended June 30, 2022 and 2021. Adjusted General and Administrative expenses increased for the fiscal year ended June 30, 2022, primarily driven by additional employee-related costs and professional services, consulting fees and other related costs primarily associated with becoming a public company.

Adjusted Research and Development expense was $36.4 million and $35.9 million for the fiscal years ended June 30, 2022 and 2021, respectively. Adjusted Research and Development expenses increased for the fiscal year ended June 30, 2022, primarily driven by an increase in licensing fees, partially offset by a decrease in employee-related costs due to an increase in capitalization of qualifying costs.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Sales and Marketing expense	$170,629	$106,123
Stock-based compensation expense	(35,507)	(1,359)
Liability incentive award compensation expense	—	90
Corporate adjustments*	(53)	(1,120)
Adjusted Sales and Marketing expense	$135,069	$103,734
General and Administrative expense	$187,050	$145,480
Amortization of intangible assets	(82,646)	(79,454)
Stock-based compensation expense	(22,467)	(2,207)
Liability incentive award compensation expense	—	44
Loss on lease exit**	(9,112)	—
Corporate adjustments***	(4,611)	(6,515)
Adjusted General and Administrative expense	$68,214	$57,348
Research and Development expense	$43,140	$36,020
Stock-based compensation expense	(6,753)	(90)
Liability incentive award compensation expense	—	39
Corporate adjustments****	—	(112)
Adjusted Research and Development expense	$36,387	$35,857

*    Corporate adjustments for the fiscal year ended June 30, 2022 relate to costs associated with becoming a public company. Corporate adjustments for the fiscal year ended June 30, 2021 relate to certain costs related to the transition of the new executive leadership team and closure of a standalone facility of $0.6 million, as well as costs related to implementing certain expense saving and other initiatives as a result of the COVID-19 pandemic totaling $0.5 million.
**    Represents exit cost due to exiting leases of certain facilities.
***    Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.0 million, transaction expenses and costs associated with the 7Geese Acquisition and other transactions totaling $0.2 million and costs associated with the October 2021 Secondary Offering of $1.0 million. Corporate adjustments for the fiscal year ended June 30, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility of $0.4 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs, of $5.5 million, and transaction expenses and costs associated with the 7Geese Acquisition totaling $0.6 million.
****    Corporate adjustments for the fiscal year ended June 30, 2021 relate to costs associated with the 7Geese Acquisition.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $35.9 million and $35.6 million for the fiscal years ended June 30, 2022 and 2021, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the fiscal year ended June 30, 2022, primarily driven by an increase in revenue, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to capitalized software and deferred contract costs and costs associated with becoming a public company.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Net loss before benefit for income taxes	$(138,591)	$(93,294)
Loss on debt amendment	35	2,195
Amortization of intangible assets	101,959	125,590
Gain on installment sale	(1,359)	—
Stock-based compensation expense	71,376	4,172
Liability incentive award compensation expense	—	(189)
Loss on lease exit*	9,112	—
Corporate adjustments**	4,664	7,747
Non-GAAP adjusted income before applicable income taxes	47,196	46,221
Income tax effect on adjustments***	(11,327)	(10,631)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$35,869	$35,590

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.21	$0.23
Adjusted shares outstanding****	173,774,540	152,074,406
* Represents exit cost due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, transaction expenses and costs associated with the 7Geese Acquisition and other transactions totaling $0.2 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.1 million and costs associated with the October 2021 Secondary Offering of $1.0 million. Corporate adjustments for the fiscal year ended June 30, 2021 relate to certain transition costs of the new executive leadership team and closure of a standalone facility $1.0 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $5.5 million, transaction expenses and costs associated with the 7Geese Acquisition totaling $0.7 million, and costs related to implementing certain expense saving and other initiatives related to the COVID-19 pandemic totaling $0.5 million.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 24.0% for the fiscal year ended June 30, 2022 and 23.0% for the fiscal year ended June 30, 2021.
**** The adjusted shares outstanding for the fiscal year ended June 30, 2022 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the fiscal year ended June 30, 2021 assume the conversion of the Series A Preferred Stock as if it would have occurred on the December 29, 2020 and January 20, 2021 issuance dates, respectively, based on the if-converted method.

Liquidity and Capital Resources

General

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $133.0 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of June 30, 2022, our cash and cash equivalents principally included demand deposit and money market accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of June 30, 2022, we had deferred revenue of $17.0 million, of which $11.7 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The 2021 Credit Facility will mature on June 11, 2026.

The 2021 Credit Facility contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2022, we were in compliance with all covenants.
 Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the fiscal years ended June 30, 2022 and 2021.

	Fiscal Year Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$24,351	$10,773
Net cash used in investing activities	(84,550)	(52,581)
Net cash provided by financing activities	1,183,031	55,316
Impact of foreign exchange on cash and cash equivalents	91	44
Net change in cash and cash equivalents	1,122,923	13,552
Cash and cash equivalents at beginning of period	560,000	546,448
Cash and cash equivalents at end of period	$1,682,923	$560,000

Operating Activities

Net cash provided by operating activities was $24.4 million and $10.8 million for the fiscal years ended June 30, 2022 and 2021, respectively. The change in operating activities for the fiscal year ended June 30, 2022 reflects an increase in adjustments to add back non-cash items, partially offset by an increase in net loss and a decrease in changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $84.6 million and $52.6 million, for the fiscal years ended June 30, 2022 and 2021, respectively. The change in investing activities for the fiscal year ended June 30, 2022 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio, partially offset by the acquisition of 7Geese in September 2020.

Financing Activities

Net cash provided by financing activities was $1,183.0 million and $55.3 million for the fiscal years ended June 30, 2022 and 2021, respectively. The change in financing activities for the fiscal year ended June 30, 2022 was primarily attributable to an increase in funds held to satisfy client funds obligations as well as proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2022:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Revolving credit facility	$—	$—	$—	$—	$ —
Operating lease obligations	26,709	6,678	9,389	7,752	2,890
Capital lease obligations	986	323	619	44	—
Purchase obligations (1)	26,832	13,979	8,153	4,700	—
Total	$54,527	$20,980	$18,161	$12,496	$2,890
______________________
(1)Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. These obligations primarily include sponsorship agreements, software licensing, and support services.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

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

We elected to perform a qualitative assessment during the fiscal years ended June 30, 2022 and 2021 and determined for both periods that it is not more likely than not that the fair value is less than its carrying amount.

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

Stock-Based Compensation

We recognize stock-based compensation expense for all stock-based awards made to associates and directors based on the grant date fair value of the awards. Stock-based compensation expense for time-based awards is determined based on the grant-date fair value and is recognized on a straight-line basis over the requisite service period of the award, which is typically the vesting term of the award. Stock-based compensation expense for awards subject to market and performance conditions is determined based on the grant-date fair value and is recognized on a graded vesting basis over the term of the award once it is probable that the performance conditions will be met.

For periods prior to the IPO, we estimated the grant date fair value using a Monte Carlo simulation model. As our equity was not publicly traded, there was no history of market prices for our equity. Thus, estimating the grant date fair value required us to make assumptions, including the value of the Company's equity, expected volatility, expected term and the expected risk-free rate of return.

For periods subsequent to the IPO, we establish the grant date fair value of RSUs based on the fair value of our underlying common stock. We estimate the grant date fair value of stock options, including common stock purchased as a part of our Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of our award on the grant date, including the expected term of the award, the expected volatility of our stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of our stock.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal year ended June 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of June 30, 2022, we have cash and cash equivalents totaling $133.0 million and funds held for clients of $1,715.9 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts and money market funds with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2022.

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

At June 30, 2022, we had no outstanding debt under our 2021 Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Item 8. Financial Statements and Supplementary Data

Paycor HCM, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paycor HCM, Inc. and Subsidiaries (the “Company”) as of June 30, 2022, and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

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
Cincinnati, Ohio
August 24, 2022

Paycor HCM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2022	June 30, 2021

Assets
Current assets:
Cash and cash equivalents	$133,041	$2,634
Accounts receivable, net	21,511	16,472
Deferred contract costs	37,769	24,503
Prepaid expenses	9,421	6,586
Other current assets	1,874	1,516
Current assets before funds held for clients	203,616	51,711
Funds held for clients	1,715,916	670,315
Total current assets	1,919,532	722,026
Property and equipment, net	31,675	41,080
Goodwill	750,155	750,802
Intangible assets, net	263,069	355,323
Capitalized software, net	40,002	31,310
Long-term deferred contract costs	125,705	90,880
Other long-term assets	1,179	19,532
Total assets	$3,131,317	$2,010,953
Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$13,945	$11,978
Accrued expenses and other current liabilities	13,907	15,782
Accrued payroll and payroll related expenses	44,592	32,305
Deferred revenue	11,742	11,948
Current liabilities before client fund obligations	84,186	72,013
Client fund obligations	1,719,047	669,960
Total current liabilities	1,803,233	741,973
Deferred income taxes	31,895	76,138
Other long-term liabilities	11,458	16,680
Long-term debt, net	—	49,100
Total liabilities	1,846,586	883,891
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	—	248,423
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 174,909,539 shares outstanding at June 30, 2022 and 141,097,740 shares outstanding at June 30, 2021	175	141
Treasury stock, at cost, 10,620,260 shares at June 30, 2022 and June 30, 2021	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at June 30, 2022 and June 30, 2021	—	—
Series A preferred stock, $0.001 par value, 10,000 shares authorized, — and 7,715 shares outstanding at June 30, 2022 and June 30, 2021, respectively	—	262,772
Additional paid-in capital	1,926,800	1,133,399
Accumulated deficit	(395,389)	(275,751)
Accumulated other comprehensive (loss) income	(1,781)	3,152
Total stockholders' equity	1,284,731	878,639
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$3,131,317	$2,010,953

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

	Fiscal Year Ended June 30,
	2022	2021	2020
Revenues:
Recurring and other revenue	$427,032	$350,956	$317,620
Interest income on funds held for clients	2,355	1,821	10,289
Total revenues	429,387	352,777	327,909
Cost of revenues	168,188	154,487	139,683
Gross profit	261,199	198,290	188,226
Operating expenses:
Sales and marketing	170,629	106,123	99,998
General and administrative	187,050	145,480	137,071
Research and development	43,140	36,020	45,866
Total operating expenses	400,819	287,623	282,935
Loss from operations	(139,620)	(89,333)	(94,709)
Other (expense) income:
Interest expense	(541)	(2,541)	(1,780)
Other	1,570	(1,420)	9,004
Loss before benefit for income taxes	(138,591)	(93,294)	(87,485)
Income tax benefit	(30,574)	(20,812)	(20,182)
Net loss	(108,017)	(72,482)	(67,303)
Less: Accretion of redeemable noncontrolling interests	11,621	24,438	22,890
Net loss attributable to Paycor HCM, Inc.	$(119,638)	$(96,920)	$(90,193)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.69)	$(0.66)	$(0.59)
Weighted average common shares outstanding:
Basic and diluted	172,636,523	146,364,225	151,718,000
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	June 30,
	2022	2021	2020
Net loss	$(108,017)	$(72,482)	$(67,303)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency translation	(297)	425	—
Unrealized (loss) gain on available-for-sale securities, net of tax	(2,683)	(43)	104
Other comprehensive (loss) income, net of tax	(2,980)	382	104
Comprehensive loss	(110,997)	(72,100)	(67,199)
Less: Comprehensive income attributable to redeemable noncontrolling interests	11,621	24,438	22,890
Comprehensive loss attributable to Paycor HCM, Inc.	$(122,618)	$(96,538)	$(90,089)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity before Noncontrolling Interest	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2019	—	$—	—	$—	151,718,000	$152	$—	$1,124,310	$(88,518)	$2,666	$1,038,610	$(40)	$1,038,570
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(90,193)	—	(90,193)	—	(90,193)
Stock-based compensation expense	—	—	—	—	—	—	—	4,906	—	—	4,906	—	4,906
Other comprehensive income	—	—	—	—	—	—	—	—	—	104	104	—	104
Other	—	—	—	—	—	—	—	—	(102)	—	(102)	40	(62)
Balance, June 30, 2020	—	$—	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325	$—	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(96,920)	—	(96,920)	—	(96,920)
Stock-based compensation expense	—	—	—	—	—	—	—	4,172	—	—	4,172	—	4,172
Other comprehensive income	—	—	—	—	—	—	—	—	—	382	382	—	382
Issuance of preferred stock, net	—	—	7,715	262,772	—	—		—	—	—	262,772	—	262,772
Repurchase of common stock, at cost	—	—	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)	—	(245,074)
Other	—	—	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639	$—	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(119,638)	—	(119,638)	—	(119,638)
Stock-based compensation expense	—	—	—	—	—	—	—	71,376	—	—	71,376	—	71,376
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	479,636	1	—	3,186	—	—	3,187	—	3,187
Other comprehensive income	—	—	—	—	—	—	—	—	—	(2,980)	(2,980)	—	(2,980)
Other	—	—	—	—	—	—	—	1,953	—	(1,953)	—	—	—
Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731	$—	$1,284,731

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	June 30,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(108,017)	$(72,482)	$(67,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,457	6,947	5,462
Amortization of intangible assets and software	124,016	139,354	127,755
Amortization of deferred contract costs	31,471	19,501	10,206
Stock-based compensation expense	71,376	4,172	4,906
Amortization of debt acquisition costs	88	637	620
Deferred tax benefit	(30,940)	(21,022)	(20,181)
Bad debt expense	2,085	1,791	1,812
Gain on sale of investments	(2)	(127)	(2,513)
Gain on installment sale	(1,359)	—	—
Loss (gain) on foreign currency exchange	309	(755)	—
Loss on lease exit	9,112	—	—
Change in fair value of deferred consideration	(138)	—	—
Loss (gain) on extinguishment of debt	—	1,806	(6,240)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,133)	(7,731)	(2,584)
Prepaid expenses and other current assets	(3,193)	962	1,238
Other long-term assets	448	(1,726)	(240)
Accounts payable	2,015	(244)	(1,407)
Accrued liabilities	12,195	5,430	(13,973)
Deferred revenue	1,077	(1,350)	5,500
Other long-term liabilities	(5,954)	(1,428)	8,808
Deferred contract costs	(79,562)	(62,962)	(51,778)
Net cash provided by operating activities	24,351	10,773	88
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(211,473)	(237,054)	(571,385)
Proceeds from sale and maturities of client funds available-for-sale securities	166,372	235,768	722,588
Purchase of property and equipment	(1,986)	(3,335)	(7,833)
Proceeds from note receivable on installment sale	3,040	—	—
Acquisition of intangible assets	(9,706)	(9,252)	(2,995)
Acquisition of Paltech Solutions, Inc., net of cash acquired	—	(16,740)	—
Internally developed software costs	(30,797)	(21,968)	(18,846)
Net cash (used in) provided by investing activities	(84,550)	(52,581)	121,529
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	1,037,543	25,983	(29,803)
Capital contribution in Apax Transaction	—	—	(63)
Payment of contingent consideration	—	(3,000)	—
Payment of deferred consideration	(2,752)	—	—
Proceeds from promissory note with related party	—	64,989	—
Repayment of promissory note with related party	—	(64,989)	—
Proceeds from line-of-credit	3,500	107,020	114,127
Repayments of line-of-credit	(52,600)	(62,921)	(109,126)
Proceeds from debt	—	25,000	20,000
Repayments of debt and capital lease obligations	(323)	(44,517)	(15,886)
Proceeds from issuance of preferred stock, net of offering costs	—	262,772	—
Purchase of treasury stock at cost	—	(245,074)	—
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	454,915	—	—
Redemption of Redeemable Series A Preferred Stock (acquisition of non-controlling interest)	(260,044)	—	—
Proceeds from employee stock purchase plan	3,187	—	—
Dividends paid to noncontrolling interests	—	(9,350)	—
Other financing activities	(395)	(597)	(129)
Net cash provided by (used in) financing activities	1,183,031	55,316	(20,880)
Impact of foreign exchange on cash and cash equivalents	91	44	—
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	1,122,923	13,552	100,737
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	560,000	546,448	445,711
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$1,682,923	$560,000	$546,448
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$5	$129	$1,032
Cash paid during the year for interest	$154	$1,347	$823
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$133,041	$2,634	$828
Restricted cash and short-term investments	—	—	12,017
Funds held for clients	1,549,882	557,366	533,603
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,682,923	$560,000	$546,448

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

Initial Public Offering

On July 20, 2021, the Company priced the initial public offering (“IPO”) of 18,500,000 shares of its common stock (the “Firm Shares”), $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). The underwriters were granted a 30-day option to purchase up to an additional 2,775,000 shares of common stock from the Company (the “Option Shares”), which was exercised by the underwriters in whole. The IPO closed and both the Firm Shares and the Option Shares were delivered on July 23, 2021. In aggregate, the IPO shares issued generated approximately $454,915, which is net of approximately $30,583 in underwriters’ discount and $3,827 of offering costs paid during the fiscal year ended June 30, 2022. Upon completion of the IPO, $4,595 of offering costs, $3,827 of which were paid during the fiscal year ended June 30, 2022, were recorded to additional paid-in capital and accounted for as a reduction of the IPO proceeds in the consolidated balance sheets. Additionally, upon the closing of the IPO:

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

In connection with the Company’s IPO, the Company executed a 1,517.18 for 1 share stock split (“IPO Stock Split”) relating to its common stock. All share and per share amounts have been retroactively adjusted to reflect the IPO Stock Split for all periods presented within the consolidated financial statements.

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
Cash and cash equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original issue maturity of three months or less and money market funds to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value given the short-term maturity of those instruments.
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
Funds held for clients
The Company generally collects substantially all funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients consist of cash and cash equivalents and debt-security investments. Debt-security investments are classified as available-for-sale and are recorded at fair value, and consist of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments. At June 30, 2022 and 2021, all the Company’s corporate bond investments are rated investment grade or better. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client obligations to remit funds relating to payroll and payroll tax filing services. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive (loss) income, net of tax in the consolidated statements of comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis.

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
Accounts receivable, net
Accounts receivable balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $3,268 and $2,402 as of June 30, 2022 and June 30, 2021, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Property and equipment, net
Property and equipment are recorded at cost. Depreciation and amortization on the property and equipment is computed using the straight-line method over the following estimated useful lives:

Computers, equipment and software	3 to 5 years
Office equipment	5 to 7 years
Furniture and fixtures	7 years
Leasehold improvements	Over lease term
Land improvements	15 years
Building	30 years
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques. In accordance with the decision to exit certain leases of facilities in fiscal year 2022, the carrying value of ceased-use furniture, fixtures, equipment and leasehold improvements was written off, resulting in an impairment charge of $4,910. No impairment was recorded for any other period presented.
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
The Company elected to perform a qualitative assessment during both fiscal years 2022 and 2021, and determined for both periods that no indicators of impairment existed, and the fair value of the Company significantly exceeded its carrying amount.
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
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $22,130, $17,964, and $14,874 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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
General and administrative
General and administrative expenses consist primarily of employee-related costs, including employee-related costs for the Company’s administrative, finance, accounting, legal, enterprise technology and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.

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
The Company capitalizes a portion of its development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of the Company’s capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the fiscal years ended June 30, 2022, 2021 and 2020:

	Fiscal Years Ended
	June 30,
(in thousands)	2022	2021	2020
Capitalized software	$29,831	$21,228	$18,846
Research and development expenses	$43,140	$36,020	$45,866
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

For periods subsequent to the IPO, the Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. See Note 14 - “Equity Compensation Plans” for additional information on the Company’s stock-based compensation plans.
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
 Loss per share
Basic loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted-average number of common shares outstanding during the period and the impact of securities that would have a dilutive effect, if any. See Note 15 - “Net Loss Per Share” for further discussion.
Deferred IPO issuance costs
Deferred issuance costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO of the Company’s common stock, were capitalized. The deferred issuance costs were offset against IPO proceeds upon the consummation of the offering, which closed on July 23, 2021. The Company capitalized and deferred approximately $2,423 in IPO issuance costs as of June 30, 2021, which are included within other long-term assets within the consolidated balance sheets.
Segments
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business as a single operating segment at the consolidated level.

Pending accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (Topic 842). This update amends existing accounting standards for lease accounting and requires lessees to recognize virtually all leases on the balance sheet by recording a right-of-use asset and a lease liability (for other than short-term leases). The Company has formed a project team to review contracts to determine which qualify as a lease and then evaluate the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company is evaluating, designing, and implementing new processes and internal controls to meet the requirements to report and disclose financial information relating to the Company’s leases. In addition, the Company is designing a process to perform the necessary calculations to derive the right-of-use assets and liabilities associated with each lease to support the requirements of the new standard.

The Company anticipates that the adoption of this standard will materially affect the consolidated balance sheets. The Company will adopt this ASU on July 1, 2022 using the modified retrospective approach. The Company plans to apply the package of practical expedients in the guidance which, among other things, includes carrying forward the historical lease classification. The Company plans to make accounting policy elections not to apply the new guidance to leases with a term of less than 12 months, as well as to derive the incremental borrowing rate at the July 1, 2022 adoption date based on the remaining lease term as of the adoption date. As of July 1, 2022, the Company expects to record a right-of-use asset in the range of $15 million - $19 million and a lease liability in the range of $22 million - $26 million based on the current portfolio of leases, which primarily consist of real estate operating leases.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its consolidated financial statements and expects to adopt this new standard in the fiscal year beginning July 1, 2023 if the Company continues to qualify as an emerging growth company.

3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Fiscal Year Ended June 30,
	2022	2021	2020
Recurring fees	$414,677	$337,012	$309,948
Implementation services and other	12,355	13,944	7,672
Recurring and other revenue	$427,032	$350,956	$317,620
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Fiscal Year Ended June 30,
	2022	2021
Balance, beginning of period	$16,047	$15,916
Deferred revenue acquired	—	1,374
Deferral of revenue	20,552	17,781
Revenue recognized	(19,468)	(19,033)
Impact of foreign exchange	(85)	9
Balance, end of period	$17,046	$16,047
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the consolidated balance sheets. The Company will recognize deferred revenue of $11,742 in fiscal year 2023, $4,100 in fiscal year 2024, and $1,204 in fiscal year 2025.
 Deferred contract costs

	As of and for the Fiscal Year Ended June 30, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$33,569	$(14,153)	$72,342
Costs to fulfill a contract	62,457	45,993	(17,318)	91,132
Total	$115,383	$79,562	$(31,471)	$163,474

	As of and for the Fiscal Year Ended June 30, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$32,233	$29,568	$(8,875)	$52,926
Costs to fulfill a contract	39,689	33,394	(10,626)	62,457
Total	$71,922	$62,962	$(19,501)	$115,383

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
The Company incurred transaction costs of approximately $500 related to the 7Geese Acquisition for the fiscal year ended June 30, 2021. These costs were expensed as incurred in general and administrative expenses on the accompanying consolidated statements of operations.
Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial purchase price of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company is required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period. Contingent payments made for the fiscal years ended June 30, 2022 and 2021 were $6,688 and $—, respectively.
The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of June 30, 2022, the weighted average amortization period for these intangible assets was approximately 1.6 years. The contingent payments are recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
U.S. Treasury and direct obligations of U.S. government agencies	29,367	—	(290)	29,077
Corporate bonds	112,753	4	(1,894)	110,863
Commercial paper	6,642	2	(3)	6,641
Other securities	19,817	2	(366)	19,453
	$1,718,461	$8	$(2,553)	$1,715,916

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
U.S. Treasury and direct obligations of U.S. government agencies	28,757	92	(11)	28,838
Corporate bonds	50,188	1,900	(189)	51,899
Commercial paper	21,831	11	(6)	21,836
Other securities	9,821	629	(74)	10,376
	$667,963	$2,632	$(280)	$670,315
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the fiscal years ended June 30, 2022, 2021, and 2020 were approximately $166,372, $235,768, and $722,588, respectively.

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
Expected maturities as of June 30, 2022 for client fund assets are as follows:

Due within fiscal year 2023	$1,632,317
Due within fiscal year 2024	37,050
Due within fiscal year 2025	35,092
Due after fiscal year 2025	11,457
Total	$1,715,916

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	June 30, 2022	June 30, 2021
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	14,951	13,427
Furniture and fixtures	2,246	4,596
Office equipment	2,538	2,337
Leasehold improvements	1,430	8,227
	48,600	56,022
Accumulated depreciation and amortization	(16,925)	(14,942)
Property and equipment, net	$31,675	$41,080
Depreciation and amortization of property and equipment was approximately $6,457, $6,947, and $5,462 for the fiscal years ended June 30, 2022, 2021, and 2020 respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	June 30, 2022	June 30, 2021
Capitalized software	$83,682	$52,945
Accumulated amortization	(43,680)	(21,635)
Capitalized software, net	$40,002	$31,310
Amortization expense for capitalized software was approximately $22,057, $13,764, and $6,893 for the fiscal years ended June 30, 2022, 2021, and 2020 respectively.

The following is a schedule of future amortization expense as of June 30, 2022:

2023	$21,006
2024	14,135
2025	4,861
$40,002
8. GOODWILL AND INTANGIBLE ASSETS:
Goodwill represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired.
Changes in the carrying amount of goodwill are presented below:

Balance at July 1, 2020	$733,801
7Geese Acquisition	15,793
Foreign currency translation	1,208
Balance at June 30, 2021	$750,802
Foreign currency translation	(647)
Balance at June 30, 2022	$750,155
Components of intangible assets were as follows:

	June 30, 2022	June 30, 2021
Cost:
Technology	$142,165	$140,665
Customer relationships	443,187	434,983
Trade name	105,672	105,672
Total cost	$691,024	$681,320
Accumulated amortization:
Technology	$(135,982)	$(116,669)
Customer relationships	(266,129)	(190,538)
Trade name	(25,844)	(18,790)
Total accumulated amortization	$(427,955)	$(325,997)
Intangible assets, net	$263,069	$355,323

Amortization expense for intangible assets was approximately $101,959, $125,590, and $120,862 for the fiscal years ended June 30, 2022, 2021, and 2020 respectively.
The following is a schedule of future amortization expense as of June 30, 2022:

2023	$89,516
2024	83,380
2025	31,478
2026	7,043
2027	7,043
Thereafter	44,609
$263,069

9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
The Company’s long-term debt consists of the following:

	June 30, 2022	June 30, 2021
2021 Credit Facility	$—	$49,100
Less: Unamortized debt issuance costs	—	—
Total long-term debt (including current portion)	—	49,100
Less: Current portion	—	—
Total long-term debt, net	$—	$49,100
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
The 2021 Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants.
On July 15, 2021 and August 9, 2021, the Company repaid $4,600 and $44,500, respectively, of revolver borrowings under the 2021 Credit Facility. As of June 30, 2022, there were no outstanding revolver borrowings under the 2021 Credit Facility.
As a result of the Company entering into the 2021 Credit Facility, the Company expensed approximately $2,195 primarily consisting of write-offs of previously deferred unamortized deferred financing fees and certain third-party costs. Amounts expensed are recorded as other (expense) income - other on the consolidated statement of operations for the fiscal year ended June 30, 2021.

Additionally, the Company capitalized approximately $342 of deferred financing fees for the year ended June 30, 2021 in connection with entering into the 2021 Credit Facility, which are included in other long-term assets within the consolidated balance sheets.

As a result of the Company entering into the 2021 Amendment, the Company expensed approximately $35 primarily consisting of third-party costs. Amounts expensed relating to the 2021 Amendment are recorded as other (expense) income - other within the consolidated statement of operations for the fiscal year ended June 30, 2022.
Additionally, the Company capitalized approximately $100 of deferred financing fees for the fiscal year ended June 30, 2022 in connection with the 2021 Amendment, which are included in other long-term assets within the consolidated balance sheets.
Promissory Note with Related Party
In December 2020, in connection with the share repurchase discussed further in Note 13 - “Capital Stock,” the Company entered into a promissory note for $64,989 with Pride Aggregator L.P. (the “Intercompany Promissory Note”). The Intercompany Promissory Note was payable on-demand and accrued interest at a rate of 0.15% per annum. The Company repaid the Intercompany Promissory Note in full in January 2021, concurrent with the closing of the January 2021 issuance of preferred stock.

The Company had no outstanding letters of credit as of June 30, 2022 or June 30, 2021.
10. LEASES:
Capital Leases

The Company has several lease agreements for equipment that are classified as capital leases. The cost and accumulated depreciation of equipment under capital leases included in the accompanying Consolidated Statements of Financial Position within property and equipment, net were $1,249 and $460, respectively, as of June 30, 2022. Depreciation expense associated with capital leases for the fiscal year ended June 30, 2022 was $284.

The future minimum lease payments under capital leases and the present value of net minimum lease payments as of June 30, 2022 are as follows:

2023	$323
2024	323
2025	296
2026	44
2027	—
Total minimum lease payments	986
Less: Amount representing interest	(74)
Present value of minimum lease payments	912
Less: Current maturities of capital lease obligations	(283)
Long-term capital lease obligations	$629

Current maturities of capital lease obligations and long-term capital lease obligations are recorded within accrued expenses and other current liabilities and other long-term liabilities, respectively, within the consolidated balance sheets.

Operating Leases

The Company leases office space (except for its headquarters) and equipment under operating leases expiring on various dates through June 2030, with voluntary renewal options that can extend the term at the Company’s discretion. The following is a schedule of future annual minimum lease payments required under operating leases as of June 30, 2022:

2023	$6,678
2024	5,132
2025	4,257
2026	4,031
2027	3,721
Thereafter	2,890
Total minimum lease payments	26,709
Less sublease income of leased properties (1)	(7,212)
Net minimum lease payments	$19,497
(1) Represents receipts for noncancellable subleases at June 30, 2022.

Rent expense for operating leases is accounted for on a straight-line basis. To the extent the rent expense exceeds actual rent payments, the Company records a deferred rent liability. Once the rent payments exceed the straight-line rent expense, the liability is reduced. At June 30, 2022 and 2021, the deferred rent liability was approximately $520 and $5,330, respectively, which is included in accrued expenses and other current liabilities and other long-term liabilities within the consolidated balance sheets. Rent expense for the fiscal years ending June 30, 2022, 2021, and 2020 was approximately $5,452, $5,411, $5,285, respectively.
Exit or Disposal Activities

In the third quarter of fiscal year 2022, as a result and in consideration of the changing use of office space by the workforce amid the impacts of the COVID-19 pandemic, the Company evaluated its existing real estate lease portfolio. This evaluation included the establishment of a formal plan to exit certain leased office spaces that are no longer utilized, which was finalized in the third quarter of fiscal year 2022. The Company recognized a loss on exit of certain leases of $9,055, which is included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended June 30, 2022.

The loss included the present value of the remaining lease obligation on the cease-use date, net of estimated sublease income, as well as the write-off of $4,910 of the carrying value of ceased-use furniture, fixtures, equipment and leasehold improvements offset by $3,250 of deferred rent.

A summary of the exit cost obligation and related activity for the fiscal year ended June 30, 2022 is as follows:

Exit cost obligation at cease-use date in fiscal year 2022	$7,395
Accretion during fiscal year 2022	57
Net payments made during fiscal year 2022	(1,065)
Exit cost obligation at June 30, 2022	$6,387

The total exit cost obligation at June 30, 2022 is $6,387, which is included within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets, respectively, as follows:

Accrued expenses and other current liabilities	$3,037
Other long-term liabilities	3,350
Total exit cost obligation	$6,387

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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of June 30, 2022 and June 30, 2021, because of the relatively short maturity of these instruments. Additionally, the Company believes the fair value of the amounts outstanding under the Company’s 2021 Credit Facility as of June 30, 2021, approximate carrying value because their variable interest rate terms correspond to the current market terms.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and June 30, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	29,077	—	29,077
Corporate bonds	—	110,863	—	110,863
Commercial paper	—	6,641	—	6,641
Other securities	—	19,453	—	19,453
	$1,549,882	$166,034	$—	$1,715,916

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$557,366	$—	$—	$557,366
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	28,838	—	28,838
Corporate bonds	—	51,899	—	51,899
Commercial paper	—	21,836	—	21,836
Other securities	—	10,376	—	10,376
	$557,366	$112,949	$—	$670,315

Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:
In connection with the Apax Acquisition, a subsidiary of the Company issued 200,000 shares of Series A Redeemable Preferred Stock (“Redeemable Preferred Stock”) to certain institutional investors, including Apax Partners and its affiliates, a related party, and received proceeds of approximately $194,745, net of $5,255 in issuance costs. Dividends associated with the Redeemable Preferred Stock began accruing daily at the issuance date and were payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. From the issuance date to the second anniversary of the issuance date, the Company had the option to pay the accrued dividends in cash on the applicable dividend payment date or to have such dividends accrue and be added to the then prevailing liquidation preference. Additionally, from the day after the second anniversary of the issuance date through the third anniversary of the issuance date, the Company was required pay at least 50% of the accrued dividends for the applicable dividend payment period in cash. Further, from the day after the third anniversary of the issuance date, the Company was required to pay 100% of the accrued dividends for the applicable dividend payment period in cash. There was a noncompliance penalty if the Company did not meet certain requirements resulting in the prevailing dividend rate automatically increasing by 2% per year and increasing by 1% each six months thereafter until all of the issued and outstanding shares of Redeemable Preferred Stock was redeemed or the event of noncompliance ceases.
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
The holders of the Redeemable Preferred Stock had the ability to redeem the stock upon the occurrence of certain events such as a change in control, an IPO, on or after the sixth anniversary of the issue date, or a trigger event, etc. often involving a premium. The Company analyzed the embedded call and put options and concluded they are closely associated with the debt host and therefore do not require bifurcation. Outside of the events mentioned, there is not a mandatory redemption date for the Redeemable Preferred Stock and as a result, the Company concluded that the sixth anniversary of the issuance date was the most probable redemption date prior to the redemption discussed below.

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of June 30, 2022, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the fiscal years ended June 30, 2022, 2021, and 2020 includes $11,621, $24,438, and $22,890 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for fiscal year 2020 and the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increase the liquidation preference on each preferred share.
The following table shows the change in the Company’s Redeemable Noncontrolling Interests during the periods presented:

Balance at June 30, 2020	$233,335
Accretion of Redeemable Preferred Stock	24,438
Dividends paid	(9,350)
Balance at June 30, 2021	$248,423
Accretion of Redeemable Preferred Stock	11,621
Redemption of outstanding shares	(260,044)
Balance at June 30, 2022	$—
13. CAPITAL STOCK:
Effective following the IPO, the Company amended and restated its certificate of incorporation to effectuate the IPO Stock Split, which authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The Company also authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time-to-time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. As of June 30, 2022 and June 30, 2021, there were 174,909,539 and 141,097,740 shares of common stock outstanding, respectively, and no preferred stock outstanding.

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
On December 29, 2020, the Company completed a private placement of 5,143 shares of Series A Preferred Stock with certain institutional investors, which generated proceeds of approximately $180,005. Each share of Series A Preferred Stock had an initial liquidation preference of $35,000, subject to adjustment. On that same date, subsequent to the Company’s Series A Preferred Stock issuance, the Company used the proceeds from the Series A Preferred Stock issuance and an intercompany promissory note of $64,989 with Pride Aggregator L.P. to repurchase 10,620,260 shares of its common stock at a price of $23.07 per share for approximately $245,000.
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
14. EQUITY COMPENSATION PLANS:
All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on fair value measured as of the date of grant. These costs are recognized as an expense in the consolidated statements of operations over the requisite service period and increase additional paid-in capital.

The Company recognized stock-based compensation costs and costs relating to liability awards for the fiscal years ended June 30, 2022, 2021, and 2020 of $71,376, $3,983, and $7,961 respectively. Related income tax benefits recognized were $4,352, $43 and $536 for the fiscal years ended June 30, 2022, 2021, and 2020.
Liability incentive awards
Prior to the Apax Acquisition, the Company had issued stock-based compensation awards to employees and outside directors under a plan that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, incentive stock options and other stock-based awards to attract and retain directors, consultants and employees. As part of the Apax Acquisition, vested awards were settled after the closing date at fair value. Unvested awards were cancelled and replaced with cash-based liability awards. Under the terms of the new awards, 50% of the unvested awards were accelerated to vest as of the Apax Acquisition and were paid after the closing date. The remaining 50% of unvested awards are earned and paid to holders according to the vesting dates of the replacement awards. During the fiscal years ended June 30, 2022, 2021, and 2020, $—, $11,605, and $8,957 was paid, respectively.
The Company accounted for the cancellation and replacement of the unvested stock-based compensation awards as a modification, as the classification of the awards was changed from equity to a liability. This modification required an assessment of the fair value of the replacement awards based upon the settlement value. The settlement value of the unvested awards was allocated between the Apax Acquisition purchase price and future compensation expense based upon the pre-acquisition service as a percentage of the greater of the total service period or the original service period of the acquiree’s replaced award. Amounts allocated for future compensation are recognized as compensation costs over the remaining requisite service period and are recorded to general and administrative expense on the consolidated statement of operations.
At June 30, 2022 and 2021, the Company maintained no liability for these awards, and there is no unamortized compensation expense as of June 30, 2022.

The 2019 Plans

Subsequent to the Apax Acquisition, the Company established three stock-based compensation plans (the “2019 Plans”) which provided for grants of incentive units to persons who are associates, officers or directors of the Company or any of its subsidiaries. The 2019 Plans included two cash Long Term Incentive Plans (“LTIPs”) and the Pride Aggregator, L.P. Management Equity Plan (“MEP”).

Long Term Incentive Plan Units converted to Restricted Stock Units
The Company has granted LTIP Units under its Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Top Talent Incentive Plan (“LTIP Participants”). The LTIP Units are phantom awards providing for, at the Company’s discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurs and if the LTIP Participant remains employed by the Company on such date. An IPO transaction results in a determination date, for which each LTIP Participant becomes entitled to an LTIP Payment with respect to 20% of the LTIP Participant’s LTIP Units as of the IPO date and 20% on each of four subsequent determination dates six, twelve, eighteen and 24 months following the IPO date. The LTIP Payment is calculated based on the average closing price per IPO Company share for the 10-day trading period ending on the day prior to the applicable payment date. Units of both LTIP plans vest only upon a liquidity event and therefore no compensation expense was recognized for any fiscal year prior to the Company’s IPO.
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
Key inputs and assumptions used to estimate the fair value of the MEP time-based incentive units include the exercise price, the option term, the risk-free interest rate over the option’s expected term, and the expected volatility. The Company’s expected stock price volatility assumption was determined based upon the historical volatility of publicly traded companies similar in nature to the Company. The risk-free interest rate is based on the market yield for a U.S. Treasury security over the expected life. The expected life of the MEP incentive units was an estimated time to a liquidity event. Estimates of fair value are not intended to predict actual future events or the value realized by persons who receive option awards. The assumptions used in the Monte Carlo simulation method are set forth in the following table.

Time-Based Incentive Units
Expected volatility range of stock	60.0%–65.0%
Expected life of option, range in years	0.67–0.75
Risk-free interest range rate	0.09%–0.12%
Expected dividend yield on stock	0%

The following table presents the MEP incentive unit activity:

	Time-Based Incentive Units			Modified MEP Incentive Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2021	38,079	$578	$442	36,879	$593	$379
Granted	—	—	—	—	—	—
Forfeited	(1,023)	1,131	406	(2,144)	665	1,346
Outstanding at June 30, 2022	37,056	$563	$443	34,735	$589	$1,423
As of June 30, 2022, there was $3,619 of unrecognized compensation expense for the unvested time-based incentive units that will be recognized over a weighted average period of 1.3 years. At June 30, 2022 and 2021, the number of vested time-based incentive units were 19,965 and 10,142, respectively. The weighted average grant date fair value of time-based incentive units that vested during the fiscal years ended June 30, 2022 and 2021 was $417 and $445, respectively.

As of June 30, 2022, the unrecognized compensation expense related to the unvested Modified MEP Incentive Units was $26,201 that will be recognized over a weighted average period of 1.1 years. At June 30, 2022 and 2021, the number of vested Modified MEP Incentive Units were 9,009 and —, respectively. The weighted average grant date fair value of the Modified MEP Incentive Units vested during the fiscal years ended June 30, 2022 and 2021 was $1,428 and $—, respectively.

2021 Omnibus Incentive Plan
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
Stock Options
In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of 1,135,144 options to purchase shares of its common stock. Additionally, options were granted in October 2021 in connection with the Company’s annual grant and in April 2022. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the fiscal year ended June 30, 2022:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	—	$—	$—	—	$—
Granted	1,159,520	23.17	9.45	9.07	—
Exercised	—	—	—	—	—
Forfeited and cancelled	(46,741)	23.00	9.36	—	—
Outstanding at June 30, 2022	1,112,779	$23.18	$9.45	9.07	$3,265
Exercisable as of June 30, 2022	—	$—	$—	—	$—
None of the stock options were exercised during the period ended June 30, 2022. Total unrecognized compensation cost related to the unvested stock options is $7,281, which is expected to be recognized over a weighted average period of 2.1 years.
The weighted average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

Weighted average exercise price per option	$23.00 - $35.16
Expected volatility range of stock	42.5%
Expected life of option (in years)	5.85
Risk-free interest rate	0.81% - 2.41%
Expected dividend yield on stock	0%
Fair value per option	$9.36 - $14.51
The expected option life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The expected volatility was based on an implied volatility calculation for the Company that closely approximated the average historical and implied volatility of the Company’s peer group since the Company had either limited or no publicly traded stock history as of the grant date. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of the grant.

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

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2021	—	$—
Conversion of LTIP Units	1,761,578	27.01
Granted	1,605,666	29.97
Vested	(701,638)	27.04
Forfeited	(260,122)	28.82
Outstanding, unvested grants at June 30, 2022	2,405,484	$28.78
As of June 30, 2022, total unrecognized compensation expense related to the RSUs is $49,218, which is expected to be recognized over a weighted average period of 1.8 years. The total grant date fair value of RSUs vested during the fiscal years ended June 30, 2022 was $18,971.

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
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the fiscal years ended June 30, 2022, 2021, and 2020 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the fiscal years ended June 30, 2022, 2021, and 2020, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the fiscal years ended June 30, 2022, June 30, 2021, and 2020.

 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2022	2021	2020
Net loss attributable to Paycor HCM, Inc.	$(119,638)	$(96,920)	$(90,193)
Weighted average outstanding shares:
Basic and diluted	172,636,523	146,364,225	151,718,000
Basic and diluted net loss per share	$(0.69)	$(0.66)	$(0.59)
16. PROFIT SHARING PLAN:
The Company has a 401(k)-profit sharing plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum age and service requirements. The Company makes matching contributions to the 401(k) plan on behalf of participating employees up to 65% of the first 6% of eligible wages. For the fiscal years ended June 30, 2022, 2021, and 2020, the Company expensed contributions to the plan of approximately $6,073, $2,505, and $3,907, respectively.
17. INCOME TAXES:
The Company’s benefit for income tax includes U.S. federal, state, and foreign income taxes. The domestic and foreign components of our loss before income taxes is as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
U.S.	$(140,021)	$(94,223)	$(87,485)
Foreign	1,430	929	—
Loss before income taxes	$(138,591)	$(93,294)	$(87,485)

The components of the Company’s income tax benefit for the following periods are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Federal:
Current provision	$1	$9	$—
Deferred benefit	(29,547)	(18,570)	(16,950)
Federal tax benefit	(29,546)	(18,561)	(16,950)
State:
Current provision (benefit)	51	140	(1)
Deferred benefit	(1,344)	(2,655)	(3,231)
State tax benefit	(1,293)	(2,515)	(3,232)
Foreign:
Current provision	314	61	—
Deferred (benefit) provision	(49)	203	—
Foreign tax provision	265	264	—
Total tax benefit	$(30,574)	$(20,812)	$(20,182)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Stock-based compensation	$4,497	$—
Accrued expenses	2,360	1,849
Net operating loss carryforwards	56,089	43,009
Deferred rent	1,093	1,277
Deferred revenue	4,023	4,204
Unrealized gain (loss)	618	(245)
Tax credits	8,457	3,724
Other items	1,279	1,177
Total deferred tax assets	78,416	54,995
Valuation allowance	(744)	(117)
Net deferred tax assets	77,672	54,878
Deferred tax liabilities:
Software development costs	(9,718)	(7,514)
Deferred contract costs	(39,786)	(27,694)
Property and equipment	(3,432)	(4,883)
Other intangibles	(56,530)	(78,171)
Other	(101)	(302)
Total deferred liabilities	(109,567)	(118,564)
Net deferred tax liabilities	$(31,895)	$(63,686)

The Company is in a cumulative three-year loss position. The realization of deferred tax assets is dependent upon the generation of future taxable income. After giving appropriate consideration to the sources of taxable income through the scheduled reversal of deferred tax liabilities, the Company concluded that valuation allowances were only required on a portion of its state and local net operating losses. There is a valuation allowance on state net operating losses (“NOL”) of $744.
The Company has federal NOL carryforwards as of June 30, 2022 and 2021 of approximately $234,806 and $181,686 respectively. The Company has state NOL carryforwards as of June 30, 2022 and 2021 of approximately $211,795 and $156,603, respectively. The federal NOLs not subject to expiration total $181,033 as of June 30, 2022 with the remainder of $53,773 beginning to expire in 2034. The state NOL carryforwards generally expire from 2022 to 2040, except for some states for which NOLs do not expire. The Company also has gross federal research and development tax credit carryforwards as of June 30, 2022 and 2021 of approximately $7,982 and $3,724, respectively, which begin expiring in 2033. The Company has gross state research and development tax credit carryforwards as of June 30, 2022 and 2021 of approximately $982 and $261, respectively, which begin expiring in 2033.

On June 30, 2022, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized. On June 30, 2022, the unrecognized tax benefits related to uncertain tax positions for state research and development tax credits. The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income tax benefit on the consolidated statements of operations and comprehensive loss. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the consolidated balance sheets. The amount of interest and penalties recognized for the year ended June 30, 2022 was immaterial to the Company’s consolidated statements of operations and comprehensive loss.

June 30, 2022
Unrecognized tax benefits at the beginning of the year	$—
Additions for tax positions	97
Additions for tax positions of prior periods	284
Unrecognized tax benefits at the end of the year	$381

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to NOL carryforwards and tax credits utilized from such years or utilized in a period remaining open for audits under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2018, the Company is no longer subject to U.S. federal examination. The Internal Revenue Service (“IRS”) has the ability to review years prior to fiscal year 2018 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the following periods is presented below:

	Fiscal Year Ended June 30,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Research tax credits	3.6%	—%	—%
State income taxes, net of federal tax benefit	1.7%	2.7%	2.9%
Stock-based compensation	(4.6%)	(0.9%)	(1.3%)
Transaction costs	2.2%	—%	—%
Other permanent differences	(1.4%)	(0.5%)	(0.2%)
Valuation allowance	(0.4%)	—%	0.7%
Effective income tax rate	22.1%	22.3%	23.1%
18. COMMITMENTS AND CONTINGENCIES:
The Company is subject to various claims, litigation, and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. The resolution of these claims, litigation and regulatory compliance matters, individually or in the aggregate, is not expected to have a material adverse impact on the Company’s consolidated statements of operations, balance sheets or statements of cash flows. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY):
Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Balance Sheets
(in thousands)

	June 30, 2022	June 30, 2021
Assets
Cash and cash equivalents	$5,000	$—
Investment in subsidiary	1,279,731	878,639
Total assets	$1,284,731	$878,639
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Total stockholders’ equity	1,284,731	878,639
Total liabilities and stockholders’ equity	$1,284,731	$878,639

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
Equity in net loss of subsidiary	$(119,638)	$(96,920)	$(90,193)
Net loss attributable to Paycor HCM, Inc.	$(119,638)	$(96,920)	$(90,193)
Other comprehensive (loss) income, net of tax:
Subsidiaries’ other comprehensive (loss) income	$(2,980)	$382	$104
Total other comprehensive (loss) income	(2,980)	382	104
Comprehensive loss attributable to Paycor HCM, Inc.	$(122,618)	$(96,538)	$(90,089)

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Cash Flows
(in thousands)

	Fiscal Year Ended June 30,
	June 30, 2022	June 30, 2021	June 30, 2020
Operating Activities:
Net loss attributable to Paycor HCM, Inc.	$(119,638)	$(96,920)	$(90,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	119,638	96,920	90,193
Net cash provided by operating activities	—	—	—
Investing Activities:
Net cash provided by investing activities	—	—	—
Financing Activities:
Proceeds from issuance of preferred stock, net of offering costs	—	262,772	—
Purchase of treasury stock at cost	—	(245,074)	—
Proceeds from the issuance of common stock sold in IPO, net of offering costs and underwriting discount	454,915	—	—
Contributions to subsidiaries	(453,102)	(17,698)	—
Proceeds from employee stock purchase plan	3,187	—	—
Net cash provided by financing activities	5,000	—	—
Net increase in cash and cash equivalents	5,000	—	—
Cash and cash equivalents-beginning of period	—	—	—
Cash and cash equivalents-end of period	$5,000	$—	$—

 Description of Business
Paycor HCM, which is controlled by Pride Aggregator L.P., is the indirect controlling shareholder of Paycor. Pride Aggregator L.P. is controlled by a syndication led by Apax.
Paycor HCM was incorporated in Delaware in 2018 and became the ultimate parent of Paycor through the Apax Acquisition. Paycor HCM is a holding company and conducts substantially all of its activities through its subsidiaries and has no operations or significant assets or liabilities other than its investment in its subsidiaries, including Paycor. Accordingly, Paycor HCM is dependent upon distributions from Paycor and other subsidiaries to fund its limited, non-significant activities. However, Paycor’s ability to pay dividends or lend to Paycor HCM is limited under the terms of its 2021 Credit Agreement. All obligations under the 2021 Credit Agreement are guaranteed by Pride Guarantor, Inc. and by Paycor. The 2021 Credit Agreement contains covenants limiting Pride Guarantor, Inc.’s and its subsidiaries’, including Paycor, ability to, among other things: incur additional indebtedness or other contingent obligations; create liens; make investments, acquisitions, loans and advances; consolidate, merge, liquidate or dissolve; sell, transfer or otherwise dispose of its assets, including capital stock of its subsidiaries; pay dividends on its equity interests or make other payments in respect of capital stock; engage in transactions with affiliates; make payments in respect of subordinated debt; modify organizational documents in a manner that is materially adverse to the lenders under the applicable 2021 Credit Agreement; enter into certain agreements with negative pledge clauses. These covenants are subject to certain customary exceptions and qualifications as described in the 2021 Credit Agreement. For a discussion of the 2021 Credit Agreement, see Note 9 - “Debt Agreements and Letters of Credit.”

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
20. SUBSEQUENT EVENT:

On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company the exclusive naming rights to Paycor Stadium, home to the Cincinnati Bengals since 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors. No control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, the Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022.

This Form 10-K does not include an attestation report on internal controls over financial reporting of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On August 20, 2022, Umang Kajaria, a member of the Board of Directors of Paycor HCM, Inc. (the “Company”), notified the Company of his intention to resign from the Company’s Board of Directors (the “Board”), effective August 20, 2022. Mr. Kajaria has indicated that his departure from the Board was not the result of any disagreement with management or the Board.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement on Schedule 14A prepared in connection with our 2022 Annual Meeting of Stockholders to be held on October 26, 2022 and is incorporated herein by reference. We intend to file the definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days following June 30, 2022.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as included below regarding equity compensation plan information, the information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2022 regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
Omnibus Incentive Plan (“2021 Plan”)	3,518,263	$23.18	9,932,243	(3)
Employee Stock Purchase Plan (“ESPP”)	—	—	2,775,318	(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,518,263	$23.18	12,707,561

(1) Includes shares of our common stock (“shares”) subject to the following outstanding equity awards:

•1,112,779 stock options; and
•2,405,484 restricted stock units

(2) The weighted-average exercise price set forth in this column is calculated without regard to restricted stock units, which do not have an exercise price.

(3) This number consists of shares available for issuance as of June 30, 2022 under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases on July 1 of each year in an amount equal to 5% of the total number of shares outstanding on June 30 of the preceding year or a lesser amount as may be determined by our Board of Directors.

(4) This number consists of shares reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year, commencing on January 1, 2022 and continuing through January 1, 2031, in an amount equal to 1% of the total number of shares outstanding on December 31 of the preceding year or a lesser number of shares as may be determined by the Board.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2022, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

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

(a)(3) Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Paycor HCM, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

3.2
Amended and Restated Bylaws of Paycor HCM, Inc., effective July 23, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

4.1
Registration Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sponsor Investors and the Preferred Holders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2021)

10.1
Credit Agreement, dated as of June 11, 2021, by and between Pride Guarantor, Inc., Paycor, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, as amended from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021)

10.2
Director Nomination Agreement, dated as of July 23, 2021, by and among Paycor HCM, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.3+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.4+
Paycor HCM, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021)

10.5+
Paycor HCM, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021)

10.6+
Form of Board of Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

10.7+	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.8+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)
10.9+	Executive Severance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.10+	Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.11+	Annual Bonus Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 2021)
10.13
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

21.1	List of Subsidiaries of Paycor HCM, Inc.
23.1	Consent of Ernst & Young, LLP
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, Pursuant to Rule 18 U.S.C. Section 1350
32.2*	Certification of the Chief Financial Officer, Pursuant to Rule 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	August 24, 2022	By:	/s/ RAUL VILLAR JR.
		Name:	Raul Villar Jr.
		Title:	Chief Executive Officer (Principal Executive Officer) and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAUL VILLAR JR.	Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2022
Raul Villar Jr.

/s/ ADAM ANTE	Chief Financial Officer (Principal Financial Officer)	August 24, 2022
Adam Ante

/s/ SARAH HAINES	Chief Accounting Officer (Principal Accounting Officer)	August 24, 2022
Sarah Haines

/s/ WHITNEY BOUCK	Director	August 24, 2022
Whitney Bouck

/s/ KATHLEEN BURKE	Director	August 24, 2022
Kathleen Burke

/s/ STEVE COLLINS	Director	August 24, 2022
Steve Collins

/s/ JONATHAN CORR	Director	August 24, 2022
Jonathan Corr

/s/ SCOTT MILLER	Director	August 24, 2022
Scott Miller

/s/ JASON WRIGHT	Director	August 24, 2022
Jason Wright