Form 10-Q
period 2022-09-30
PAYCOR HCM, INC.
filed 2022-11-04
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2022, the number of shares of the Registrant’s Common Stock outstanding was 175,855,994 shares.

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
•The ongoing effects of inflation, supply chain disruptions, labor shortages and other adverse macroeconomic conditions in the markets in which we and our customers operate.
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
•The other risk factors set forth under Item 1A of Part I of the Annual Report on Form 10-K, filed with the SEC on August 24, 2022.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,161	$133,041
Accounts receivable, net	23,359	21,511
Deferred contract costs	41,398	37,769
Prepaid expenses	10,954	9,421
Other current assets	2,490	1,874
Current assets before funds held for clients	176,362	203,616
Funds held for clients	933,307	1,715,916
Total current assets	1,109,669	1,919,532
Property and equipment, net	30,789	31,675
Operating lease right-of-use assets	22,732	—
Goodwill	749,221	750,155
Intangible assets, net	322,645	263,069
Capitalized software, net	42,696	40,002
Long-term deferred contract costs	133,818	125,705
Other long-term assets	1,662	1,179
Total assets	$2,413,232	$3,131,317
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,512	$13,945
Accrued expenses and other current liabilities	18,837	13,907
Accrued payroll and payroll related expenses	25,873	44,592
Deferred revenue	11,333	11,742
Current liabilities before client fund obligations	71,555	84,186
Client fund obligations	938,836	1,719,047
Total current liabilities	1,010,391	1,803,233
Deferred income taxes	26,222	31,895
Long-term operating leases	23,180	—
Other long-term liabilities	79,580	11,458
Total liabilities	1,139,373	1,846,586
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 175,643,109 shares outstanding at September 30, 2022 and 174,909,539 shares outstanding at June 30, 2022	176	175
Treasury stock, at cost, 10,620,260 shares at September 30, 2022 and June 30, 2022	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at September 30, 2022 and June 30, 2022	—	—
Additional paid-in capital	1,947,102	1,926,800
Accumulated deficit	(424,441)	(395,389)
Accumulated other comprehensive loss	(3,904)	(1,781)
Total stockholders' equity	1,273,859	1,284,731
Total liabilities and stockholders' equity	$2,413,232	$3,131,317

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended September 30,
	2022	2021
Revenues:
Recurring and other revenue	$114,169	$92,416
Interest income on funds held for clients	4,134	316
Total revenues	118,303	92,732
Cost of revenues	43,185	45,611
Gross profit	75,118	47,121
Operating expenses:
Sales and marketing	48,195	45,788
General and administrative	47,911	43,411
Research and development	12,402	10,191
Total operating expenses	108,508	99,390
Loss from operations	(33,390)	(52,269)
Other (expense) income:
Interest expense	(1,087)	(235)
Other	445	1,224
Loss before benefit for income taxes	(34,032)	(51,280)
Income tax benefit	(4,980)	(9,244)
Net loss	(29,052)	(42,036)
Less: Accretion of redeemable noncontrolling interests	—	11,621
Net loss attributable to Paycor HCM, Inc.	$(29,052)	$(53,657)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.17)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	175,512,577	166,459,168
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net loss	$(29,052)	$(42,036)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(423)	(153)
Unrealized loss on available-for-sale securities, net of tax	(1,700)	(61)
Other comprehensive loss, net of tax	(2,123)	(214)
Comprehensive loss	(31,175)	(42,250)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	11,621
Comprehensive loss attributable to Paycor HCM, Inc.	$(31,175)	$(53,871)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(53,657)	—	(53,657)
Stock-based compensation expense	—	—	—	—	—	—	—	21,812	—	—	21,812
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(214)	(214)
Other	—	—	—	—	—	—	—	1,943	—	(1,953)	(10)
Balance, September 30, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,874,040	$(329,408)	$985	$1,300,717

	Three Months Ended September 30, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(29,052)	—	(29,052)
Stock-based compensation expense	—	—	—	—	—	—	—	16,951	—	—	16,951
Net settlement for taxes	—	—	—	—	—	—	—	(1,293)	—	—	(1,293)
Issuance of common stock under employee stock plans	—	—	—	—	733,570	1	—	4,644	—	—	4,645
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,123)	(2,123)
Balance, September 30, 2022	—	$—	—	$—	175,643,109	$176	$(245,074)	$1,947,102	$(424,441)	$(3,904)	$1,273,859

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,052)	$(42,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,200	1,718
Amortization of intangible assets and software	29,676	36,870
Amortization of deferred contract costs	10,028	6,634
Stock-based compensation expense	16,951	21,812
Amortization of debt acquisition costs	23	20
Deferred tax benefit	(5,000)	(9,253)
Bad debt expense	562	794
Loss (gain) on sale of investments	47	(6)
Gain on installment sale	—	(1,359)
Loss on foreign currency exchange	424	222
Loss on lease exit	509	—
Naming rights accretion expense	893	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,450)	(316)
Prepaid expenses and other assets	(1,841)	(4,338)
Accounts payable	1,358	801
Accrued liabilities and other	(25,220)	(9,285)
Deferred revenue	(439)	(1,185)
Deferred contract costs	(21,770)	(18,338)
Net cash used in operating activities	(24,101)	(17,245)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(247,927)	(39,708)
Proceeds from sale and maturities of client funds available-for-sale securities	143,107	39,932
Purchase of property and equipment	(331)	(803)
Proceeds from note receivable on installment sale	—	3,040
Acquisition of intangible assets	(4,713)	(195)
Internally developed software costs	(9,096)	(7,524)
Net cash used in investing activities	(118,960)	(5,258)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(775,923)	906,626
Proceeds from line-of-credit	—	3,500
Repayments of line-of-credit	—	(52,600)
Repayments of debt and capital lease obligations	(70)	—
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	—	455,040
Redemption of Redeemable Series A Preferred Stock (acquisition of non-controlling interest)	—	(260,044)
Withholding taxes paid related to net share settlements	(1,293)	—
Proceeds from exercise of stock options	345	—
Proceeds from employee stock purchase plan	4,300	—
Other financing activities	—	(395)
Net cash (used in) provided by financing activities	(772,641)	1,052,127
Impact of foreign exchange on cash and cash equivalents	(14)	(3)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(915,716)	1,029,621
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	1,682,923	560,000
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$767,207	$1,589,621
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$9	$48
Cash paid during the year for interest	—	150
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$98,161	$125,787
Funds held for clients	669,046	1,463,834
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$767,207	$1,589,621

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM” or “the Company”) is a leading provider of human capital management (“HCM”) software located primarily in the United States (“U.S.”). Paycor’s solutions target small and medium-sized businesses with 10-1,000 employees. Solutions provided include payroll, human resources (“HR”) services, talent management, workforce management, benefits administration, reporting and analytics, and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
Paycor HCM is a holding company with no material operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”) by certain funds advised by Apax Partners LLP, a leading global private equity advisory firm (“Apax Partners”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018. As a result of the Apax Acquisition, Paycor is an indirect controlled subsidiary of Paycor HCM.

Initial Public Offering

On July 23, 2021, the Company completed an initial public offering (“IPO”) of 21,275,000 shares of its common stock, $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). In aggregate, proceeds from the IPO were approximately $454,147, which is net of approximately $30,583 in underwriters’ discount and $4,595 of offering costs. During the three months ended September 30, 2021, $3,702 of offering costs were paid. Additionally, upon the closing of the IPO:

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2022 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2022. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for the future interim periods and the full fiscal year ending June 30, 2023. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.

 Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recognition of revenue, evaluation of potential impairment of goodwill and intangible assets, and the valuation of stock-based compensation.
The Company’s results of operations and financial condition can also be affected by economic, political, legislative, regulatory and legal actions, including but not limited to health epidemics and pandemics and their resulting economic impact. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, and government fiscal policies can have a significant effect on the Company’s results of operations and financial condition. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.
Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $3,810 and $3,268 as of September 30, 2022 and June 30, 2022, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $5,918 and $4,986 for the three months ended September 30, 2022 and 2021, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation cost for the three months ended September 30, 2022 and 2021 of $16,951 and $21,812, respectively.
Leases
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), as subsequently amended, on July 1, 2022, through the modified retrospective method applied to those contracts that were not completed as of that date. ASC 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Results for reporting periods beginning after July 1, 2022 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting treatment.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in recording additional lease assets and liabilities of $16,818 and $23,987, respectively, as of July 1, 2022.

The adoption of the standard did not materially impact our consolidated statements of operations or cash flows. See Note 10 - “Leases” for additional information.

Pending accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its unaudited condensed consolidated financial statements and expects to adopt this new standard in the fiscal year beginning July 1, 2023.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2022	2021
Recurring fees	$111,062	$89,209
Implementation services and other	3,107	3,207
Recurring and other revenue	$114,169	$92,416
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$17,046	$16,047
Deferral of revenue	4,270	3,612
Revenue recognized	(4,709)	(4,799)
Impact of foreign exchange	(117)	(49)
Balance, end of period	$16,490	$14,811
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the condensed consolidated balance sheets. The Company will recognize deferred revenue of $9,409 in fiscal year 2023, $5,246 in fiscal year 2024, $1,215 in fiscal year 2025 and $620 thereafter.

 Deferred contract costs

	As of and for the Three Months Ended September 30, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$8,993	$(4,441)	$76,894
Costs to fulfill a contract	91,132	12,777	(5,587)	98,322
Total	$163,474	$21,770	$(10,028)	$175,216

	As of and for the Three Months Ended September 30, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$8,074	$(3,023)	$57,977
Costs to fulfill a contract	62,457	10,264	(3,611)	69,110
Total	$115,383	$18,338	$(6,634)	$127,087
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
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial purchase price of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company was required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period. Contingent payments made for the three months ended September 30, 2022 and 2021 were $4,259 and $195, respectively. As of September 30, 2022, all contingent payments have been made.
The acquired customer relationships are recorded as an intangible asset and are being amortized on a straight-line basis over three years. As of September 30, 2022, the weighted average remaining amortization period for these intangible assets was approximately 1.3 years. The contingent payments are recognized when each contingency is resolved and the consideration is paid or becomes payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$669,046	$—	$—	$669,046
U.S. Treasury and direct obligations of U.S. government agencies	61,330	—	(670)	60,660
Corporate bonds	175,159	12	(3,684)	171,487
Commercial paper	16,296	1	(3)	16,294
Other securities	16,278	—	(458)	15,820
	$938,109	$13	$(4,815)	$933,307

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
U.S. Treasury and direct obligations of U.S. government agencies	29,367	—	(290)	29,077
Corporate bonds	112,753	4	(1,894)	110,863
Commercial paper	6,642	2	(3)	6,641
Other securities	19,817	2	(366)	19,453
	$1,718,461	$8	$(2,553)	$1,715,916
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months ended September 30, 2022 and 2021, were approximately $143,107 and $39,932, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes these unrealized losses result from changes in interest rates rather than credit risk, and therefore does not believe the related investments are other-than-temporarily impaired. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2022.
Expected maturities as of September 30, 2022 for client fund assets are as follows:

Due within fiscal year 2023	$775,270
Due within fiscal year 2024	93,419
Due within fiscal year 2025	36,490
Due within fiscal year 2026	27,185
Due within fiscal year 2027	943
Total	$933,307

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	September 30, 2022	June 30, 2022
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	15,242	14,951
Furniture and fixtures	2,242	2,246
Office equipment	2,534	2,538
Leasehold improvements	1,413	1,430
Construction in progress	36	—
	48,902	48,600
Accumulated depreciation and amortization	(18,113)	(16,925)
Property and equipment, net	$30,789	$31,675
Depreciation and amortization of property and equipment was approximately $1,200 and $1,718 for the three months ended September 30, 2022 and 2021, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	September 30, 2022	June 30, 2022
Capitalized software	$92,782	$83,682
Accumulated amortization	(50,086)	(43,680)
Capitalized software, net	$42,696	$40,002
Amortization expense for capitalized software was approximately $6,406 and $4,820 for the three months ended September 30, 2022 and 2021, respectively.
The following is a schedule of future amortization expense as of September 30, 2022:

2023 (remaining nine months)	$17,369
2024	17,168
2025	7,894
2026	265
$42,696
8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2022	$750,155
Foreign currency translation	(934)
Balance at September 30, 2022	$749,221

On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company the exclusive naming rights to Paycor Stadium, home to the Cincinnati Bengals since 2000. Contractual payments began in the period ended September 30, 2022 and end in 2038.

The naming rights have been recorded as an intangible asset equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the naming rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium.

The discount between the offsetting liability and overall payment obligation is amortized to interest expense over the term of the agreement using the effective interest method. The intangible asset is being amortized over the life of the agreement on a straight-line basis through sales and marketing expense. The liability is included in accrued expenses and other current liabilities and other long-term liabilities within the unaudited condensed consolidated balance sheets.

Components of intangible assets were as follows:

	September 30, 2022	June 30, 2022
Cost:
Technology	$142,165	$142,165
Customer relationships	447,896	443,187
Trade name	105,670	105,672
Naming rights	78,135	—
Total cost	$773,866	$691,024
Accumulated amortization:
Technology	$(137,110)	$(135,982)
Customer relationships	(285,678)	(266,129)
Trade name	(27,606)	(25,844)
Naming rights	(827)	—
Total accumulated amortization	$(451,221)	$(427,955)
Intangible assets, net	$322,645	$263,069

Amortization expense for intangible assets was approximately $23,270 and $32,050 for the three months ended September 30, 2022 and 2021, respectively.
The following is a schedule of future amortization expense as of September 30, 2022:

2023 (remaining nine months)	$73,323
2024	90,356
2025	36,590
2026	12,021
2027	12,004
Thereafter	98,351
$322,645
9. DEBT AGREEMENTS AND LETTERS OF CREDIT:
Credit Agreement
Paycor, Inc. is party to a credit agreement (as amended, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders, providing a $200,000 senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes an “accordion feature” that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional principal amount of up to $200,000, with a resulting maximum principal amount of $400,000, subject to the participating lenders electing to increase their commitments or new lenders being added to the Credit Agreement. The Revolving Credit Facility will mature on June 11, 2026.

The Company had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022 or June 30, 2022. Additionally, the Company had no outstanding letters of credit as of September 30, 2022 or June 30, 2022.
10. LEASES:

The Company determines if an arrangement contains a lease at inception. The Company recognizes right-of-use (“ROU”) assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or July 1, 2022. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. ROU assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheet. The Company has agreements that contain lease and non-lease components. Generally, the Company accounts for the lease and non-lease components in the contract as a single lease component.

The Company has various lease agreements for office space and other leases which are classified as operating leases and for equipment which is classified as finance leases. Lease terms may include options to extend or terminate the lease, which are factored into the recognition of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise that option. Lease costs for operating leases, including short-term leases, are recognized over the lease term on a straight-line basis.

The table below presents the Company’s leased assets and related lease liabilities:

Leases	Classification	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets	$22,732
Finance lease assets	Property and equipment, net	725

Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$5,737
Finance	Accrued expenses and other current liabilities	287
Non-current:
Operating	Long-term operating leases	23,180
Finance	Other long-term liabilities	556
The table below presents the costs associated with the leased assets:

Leases	Classification	Three Months Ended September 30, 2022
Operating lease cost:
Short-term	General and administrative	$9
Long-term	Cost of revenues, Sales and marketing and General and administrative	1,385
Finance lease cost:
Amortization of leased assets	Cost of revenues, Sales and marketing, General and administrative and Research and development	65
Interest on lease liabilities	Interest expense	11
Total lease cost		$1,470
Sublease income	General and administrative	$232

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of September 30, 2022 are as follows:

Maturity of Lease Liabilities	Operating	Finance
2023 (remaining nine months)	$5,115	$242
2024	5,746	323
2025	4,826	296
2026	4,620	45
2027	4,333	—
Thereafter	9,435	—
Total minimum lease payments	34,075	906
Less: Amount representing interest	(5,158)	(63)
Present value of minimum lease payments	$28,917	$843

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	September 30, 2022
Weighted average remaining lease term:
Operating leases	7.2 years
Finance leases	2.8 years
Weighted average discount rate:
Operating leases	3.6%
Finance leases	5.0%
The table below summarizes the impact to cash flows related to leases:

Three Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,322
Operating cash flows used for finance leases	11
Financing cash flows used for finance leases	70
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	6,612
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of September 30, 2022 and June 30, 2022, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$669,046	$—	$—	$669,046
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	60,660	—	60,660
Corporate bonds	—	171,487	—	171,487
Commercial paper	—	16,294	—	16,294
Other securities	—	15,820	—	15,820
	$669,046	$264,261	$—	$933,307

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	29,077	—	29,077
Corporate bonds	—	110,863	—	110,863
Commercial paper	—	6,641	—	6,641
Other securities	—	19,453	—	19,453
	$1,549,882	$166,034	$—	$1,715,916
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:

In July 2021, the Company fully redeemed its outstanding Series A Redeemable Preferred Stock using a portion of the IPO proceeds. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of September 30, 2022, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of redeemable noncontrolling interests for the three months ended September 30, 2022 and 2021 includes $— and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period.

13. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorized the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2022 and June 30, 2022, there were 175,643,109 and 174,909,539 shares of common stock outstanding, respectively, and no preferred stock outstanding.

On September 9, 2022, an underwritten public offering took place in which Apax or its affiliates sold 5,000,000 shares of the Company’s common stock at a public offering price of $27.35 per share. The Company did not receive any proceeds from this sale.
14. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three months ended September 30, 2022 and 2021 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three months ended September 30, 2022 and 2021, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the three months ended September 30, 2022 and 2021, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2022	2021
Net loss attributable to Paycor HCM, Inc.	$(29,052)	$(53,657)
Weighted average outstanding shares:
Basic and diluted	175,512,577	166,459,168
Basic and diluted net loss per share	$(0.17)	$(0.32)
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
16. SUBSEQUENT EVENT:

On October 27, 2022 the Company entered into a securities purchase agreement with Talenya Ltd., an artificial intelligence-driven solution for talent sourcing and recruiting employees. The Company acquired 100% of the equity interests for an initial purchase price of $20,000, which can increase up to $30,000 based on the achievement of established earnouts. The acquisition was funded with cash on hand. This acquisition enhances the Company’s product offerings and can be immediately incorporated into the Company’s service offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our unaudited condensed consolidated operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report as well as management’s discussion and analysis and audited consolidated financial statements included in our most recent Annual Report on Form 10-K. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly “Note Regarding Forward-Looking Statements” and other important factors disclosed previously under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”).

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our” and similar references refer to the Company and its consolidated subsidiaries.

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with 10-1,000 employees. Our unified, cloud-native platform is built to empower leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of September 30, 2022, approximately 29,900 customers across all 50 states trust us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of Software-as-a-Service (“SaaS”) subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer with respect to their employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase more product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our payroll, workforce management, HR-related cloud-based computing services and nonrefundable implementation fees, which represented approximately 97% of total revenue for the three months ended September 30, 2022. In addition, we earn interest income on funds held for clients.

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

The table below sets forth selected results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Total Revenue	$118,303	$92,732
Loss from Operations	$(33,390)	$(52,269)
Operating Margin	(28.2)%	(56.4)%
Adjusted Operating Income*	$10,413	$3,392
Adjusted Operating Income Margin*	8.8%	3.7%
Net Loss	$(29,052)	$(42,036)

*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

Impact of Adverse Macroeconomic Conditions

Although certain macroeconomic conditions initially caused by the novel coronavirus pandemic (“COVID-19 pandemic”) have dissipated or improved, such as employee headcount, the ongoing effects of inflation, supply chain disruptions and labor shortages are expected to continue to impact our and our customers’ businesses for the foreseeable future. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in growth in the overall market, among other factors.

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

As of September 30, 2022 and 2021, we had approximately 29,900 and 28,700 customers, respectively, representing a period-over-period increase of 4.2%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We also track client accounts as it provides an alternative measure of the scale of our business and customers.

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

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period. Our net revenue retention has continued to trend favorably and is in line with historical pre-COVID-19 pandemic levels. Our net revenue retention had been negatively impacted during the COVID-19 pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in 2019 we released our Paycor Analytics and Scheduling products. In 2020 we built and released our compensation management product. In 2021 we launched our OnDemand Pay solution and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. Additionally, in 2021, we released a facial recognition time clock promoting a touchless employee experience, introduced a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and released a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In 2022, we released a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. Additionally, in 2022, we launched an Expense Management solution, empowering leaders to easily reimburse employee expenses utilizing the same unified Paycor platform used to pay, hire, onboard, manage, grow, and recognize talent. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

In connection with our IPO, we incurred certain transaction-related expenses. These expenses include transaction bonuses, share-based compensation expense associated with two Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under the Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of our Series A Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Series A Redeemable Preferred Stock are presented below.

We granted Long Term Incentive Plan units (“LTIP Units”) under the Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Equity Incentive Plan. In connection with our IPO, the LTIP Units converted into the entitlement to receive a fixed number of shares of our common stock, based on the IPO price. We settled such entitlements by issuing restricted stock units, which vest on the applicable payment dates and we will recognize compensation expense over the requisite service period relating to the LTIP Units.

Under the terms of the MEP, one-half of the MEP incentive units vest based on an associate’s service time. Vesting for the second half of the MEP incentive units is established based on our performance relative to the amount originally invested by Pride Aggregator L.P. (“Pride Aggregator”), the investment vehicle controlled by certain funds advised by Apax Partners (the “Apax Funds”) through which the Apax Funds acquired their interest in us, with the performance calculations defined in the plan, which were triggered by our IPO (an implied performance condition).

As a result of our IPO, and due to an election by Pride Aggregator, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

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

We redeemed the Series A Redeemable Preferred Stock in connection with, and using proceeds from, our IPO. The redemption price per share was equal to 101% of the liquidation preference, plus accrued and unpaid dividends to the redemption date, or approximately $260.0 million. See Note 12 - “Redeemable Noncontrolling Interests” for more information.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $16.5 million as of September 30, 2022, with $4.7 million of revenue recognized for the three months ended September 30, 2022. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $14.8 million as of September 30, 2021, with $4.8 million of revenue recognized for the three months ended September 30, 2021.

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

We amortized $5.6 million and $3.6 million of capitalized contract fulfillment costs during the three months ended September 30, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $7.6 million and $16.6 million of capitalized internal-use and acquired software costs during the three months ended September 30, 2022 and 2021, respectively.

Our cost of revenues is expected to increase in absolute dollars as we expand our customer base. However, in the long-term we expect cost of revenues to reduce as a percentage of total revenues as our business scales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, marketing, advertising and promotion expenses, including amortization expense associated with the naming rights agreement, and other related costs. We capitalize certain commission costs related to new contracts or purchases of additional services by our existing customers and amortize such items over a period of six years.

We amortized $4.4 million and $3.0 million of capitalized contract acquisition costs during the three months ended September 30, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $21.3 million and $20.3 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended September 30, 2022 and 2021, respectively. The increase in amortization expense in the three months ended September 30, 2022 is attributable to our asset acquisition in February 2021.

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

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Capitalized software	$8,603	$7,241
Research and development expenses	$12,402	$10,191

We expect to increase our research and development expenses in absolute dollars as we continue to broaden our product offerings and extend our technological leadership by investing in the development of new technologies and introducing them to new and existing customers.

Interest Expense

Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings as well as accretion expense associated with the naming rights liability. We expect interest expense to vary each reporting period depending on the amount of outstanding borrowings and prevailing interest rates.

Other Income (Expense)

Other income (expense) generally consists of other income and expense items outside of our normal operations, such as realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to our financing arrangements.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$114,169	$92,416
Interest income on funds held for clients	4,134	316
Total revenues	118,303	92,732
Cost of revenues	43,185	45,611
Gross profit	75,118	47,121
Operating expenses:
Sales and marketing	48,195	45,788
General and administrative	47,911	43,411
Research and development	12,402	10,191
Total operating expenses	108,508	99,390
Loss from operations	(33,390)	(52,269)
Interest expense	(1,087)	(235)
Other income	445	1,224
Loss before benefit for income taxes	(34,032)	(51,280)
Income tax benefit	(4,980)	(9,244)
Net loss	$(29,052)	$(42,036)

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

Revenues

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$114,169	$92,416	$21,753	24%
Interest income on funds held for clients	4,134	316	3,818	1,208
Total revenues	$118,303	$92,732	$25,571	28%

Total revenue for the three months ended September 30, 2022 and 2021 was $118.3 million and $92.7 million, respectively. In the three months ended September 30, 2022 and 2021, recurring and other revenue accounted for $114.2 million and $92.4 million, respectively. Additionally, interest income on funds held for clients accounted for $4.1 million and $0.3 million, respectively, for the three months ended September 30, 2022 and 2021. Total revenues increased primarily as a result of a 4.2% increase in customers to approximately 29,900 at September 30, 2022 from approximately 28,700 at September 30, 2021, an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients discussed below.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the three months ended September 30, 2022 and 2021 were $920.2 million and $759.9 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Cost of revenues	$43,185	$45,611	$(2,426)	(5)%
Percentage of total revenues	37%	49%
Gross profit	$75,118	$47,121	$27,997	59%
Percentage of total revenues	63%	51%

Total cost of revenues for the three months ended September 30, 2022 and 2021 were $43.2 million and $45.6 million, respectively. Our total cost of revenues decreased primarily as a result of a $10.6 million decrease in amortization expense relating to software acquired in November 2018 which had fully amortized during the three months ended December 31, 2021 and a $0.4 million decrease in professional services, partially offset by a $5.3 million increase in employee-related costs to support new customers, including $0.6 million of share-based compensation expense, a $2.0 million increase in amortization of deferred contract costs and a $1.6 million increase in amortization expense relating to capitalized software.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Sales and marketing	$48,195	$45,788	$2,407	5%
Percentage of total revenues	41%	49%

Sales and marketing expenses for the three months ended September 30, 2022 and 2021 were $48.2 million and $45.8 million, respectively. The increase in sales and marketing expense was primarily the result of a $1.8 million increase in amortization expense associated with the naming rights agreement and advertising expenses, a $1.4 million increase in amortization expense associated with costs to obtain a contract, a $1.2 million increase in travel and event related expenses and a $0.4 million increase in professional services, partially offset by a $2.5 million decrease in employee-related costs, which includes a $6.2 million decrease in share-based compensation expense.

General and Administrative

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
General and administrative	$47,911	$43,411	$4,500	10%
Percentage of total revenues	40%	47%

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $47.9 million and $43.4 million, respectively. The increase in general and administrative expenses was primarily driven by a $2.3 million increase in professional services, consulting fees and other costs, a $1.0 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of subsequent earn out payments, and a $0.9 million increase in employee-related costs, which includes $0.3 million of share-based compensation expense.

Research and Development

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Research and development	$12,402	$10,191	$2,211	22%
Percentage of total revenues	10%	11%

Research and development expenses for the three months ended September 30, 2022 and 2021 were $12.4 million and $10.2 million, respectively. The increase in research and development expenses was primarily the result of a $1.7 million increase in employee-related costs, including a $0.4 million increase in share-based compensation expense and a $0.4 million increase in licensing fees.

 Interest Expense

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Interest expense	$1,087	$235	$852	363%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended September 30, 2022 and 2021 was $1.1 million and $0.2 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the naming rights agreement.

Other income

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021	$ Change	% Change
Other income	$445	$1,224	$(779)	(64)%

Other income for the three months ended September 30, 2022 and 2021 was $0.4 million and $1.2 million, respectively. Other income for the three months ended September 30, 2022 primarily consists of interest income earned on operating cash. Other income for the three months ended September 30, 2021 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the three months ended September 30, 2022 and 2021 was $5.0 million and $9.2 million, respectively, reflecting effective tax rates for the periods of 14.6% and 18.0%, respectively. The decrease in tax benefit is primarily related to an increase in expense related to executive compensation in which no tax benefit can be recognized in the three months ended September 30, 2022.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets, stock-based award compensation expense, and certain corporate expenses, in each case that are included in costs of recurring revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the effects of variability of items such as stock-based award compensation expense and amortization of intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance.

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

Adjusted Gross Profit was $78.5 million and $60.5 million, or 66.3% and 65.2% of total revenue, for the three months ended September 30, 2022 and 2021, respectively. Adjusted Gross Profit increased for the three months ended September 30, 2022, primarily driven by the increase in total revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Gross Profit*	$75,118	$47,121
Gross Profit Margin	63.5%	50.8%
Amortization of intangible assets	1,128	11,722
Stock-based compensation expense	2,210	1,657
Adjusted Gross Profit*	$78,456	$60,500
Adjusted Gross Profit Margin	66.3%	65.2%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.4 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $6.4 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $5.6 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets and naming rights, stock-based award compensation expense, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $10.4 million and $3.4 million for the three months ended September 30, 2022 and 2021, respectively. Adjusted Operating Income increased for the three months ended September 30, 2022, primarily driven by an increase in total revenue, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Loss from Operations	$(33,390)	$(52,269)
Operating Margin	(28.2)%	(56.4)%
Amortization of intangible assets	23,270	32,050
Stock-based compensation expense	16,951	21,812
Loss on lease exit*	509	—
Corporate adjustments**	3,073	1,799
Adjusted Operating Income	$10,413	$3,392
Adjusted Operating Income Margin	8.8%	3.7%

*    Represents exit cost due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with a secondary offering completed in September 2022 (“September 2022 Secondary Offering”) of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million. Corporate adjustments for the three months ended September 30, 2021 relate to certain costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expense as sales and marketing expenses before amortization of naming rights, stock-based award compensation expense and other certain corporate expenses. We define Adjusted General and Administrative expense as general and administrative expenses before amortization of acquired intangible assets, stock-based award compensation expense, exit cost due to exiting leases of certain facilities and other certain corporate expenses. We define Adjusted Research and Development expense as research and development expenses before stock-based award compensation expense and other certain corporate expenses.

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

Adjusted Sales and Marketing expense was $39.9 million and $32.1 million for the three months ended September 30, 2022 and 2021. Adjusted Sales and Marketing expenses increased for the three months ended September 30, 2022, primarily driven by expanding our sales coverage, an increase in amortization of costs to obtain contracts, an increase in travel and event related expenses and an increase in advertising expense.

Adjusted General and Administrative expense was $17.7 million and $16.3 million for the three months ended September 30, 2022 and 2021. Adjusted General and Administrative expenses increased for the three months ended September 30, 2022, primarily driven by an increase in professional services and consulting fees and additional employee-related costs.

Adjusted Research and Development expense was $10.4 million and $8.7 million for the three months ended September 30, 2022 and 2021, respectively. Adjusted Research and Development expenses increased for the three months ended September 30, 2022, primarily driven by an increase in employee-related costs and an increase in licensing fees.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Sales and Marketing expense	$48,195	$45,788
Amortization of intangible assets	(827)	—
Stock-based compensation expense	(7,434)	(13,646)
Corporate adjustments*	—	(53)
Adjusted Sales and Marketing expense	$39,934	$32,089
General and Administrative expense	$47,911	$43,411
Amortization of intangible assets	(21,315)	(20,328)
Stock-based compensation expense	(5,336)	(4,988)
Loss on lease exit**	(509)	—
Corporate adjustments***	(3,073)	(1,746)
Adjusted General and Administrative expense	$17,678	$16,349
Research and Development expense	$12,402	$10,191
Stock-based compensation expense	(1,971)	(1,521)
Adjusted Research and Development expense	$10,431	$8,670

*    Corporate adjustments for the three months ended September 30, 2021 relate to costs associated with becoming a public company.
**    Represents exit cost due to exiting leases of certain facilities.
***    Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with the September 2022 Secondary Offering of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million. Corporate adjustments for the three months ended September 30, 2021 relate to certain costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets and naming rights, accretion expense associated with the naming rights, stock-based award compensation expense, gain or loss on the extinguishment of debt, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected applying an adjusted effective tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $8.2 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the three months ended September 30, 2022, primarily driven by an increase in total revenue, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net loss before benefit for income taxes	$(34,032)	$(51,280)
Loss on debt amendment	—	35
Amortization of intangible assets	23,270	32,050
Naming rights accretion expense	893	—
Gain on installment sale	—	(1,359)
Stock-based compensation expense	16,951	21,812
Loss on lease exit*	509	—
Corporate adjustments**	3,073	1,799
Non-GAAP adjusted income before applicable income taxes	10,664	3,057
Income tax effect on adjustments***	(2,453)	(734)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$8,211	$2,323

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.05	$0.01
Adjusted shares outstanding****	175,933,418	169,660,544
* Represents exit cost due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with the September 2022 Secondary Offering of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million. Corporate adjustments for the three months ended September 30, 2021 relate to certain costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 23.0% for the three months ended September 30, 2022 and 24% for the three months ended September 30, 2021.
**** The adjusted shares outstanding for the three months ended September 30, 2021 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $98.2 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of September 30, 2022, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of September 30, 2022, we had deferred revenue of $16.5 million, of which $11.3 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

Revolving Credit Facility
Paycor, Inc. is party to a credit agreement (as amended, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders, providing a $200.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes an “accordion feature” that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional principal amount of up to $200.0 million, with a resulting maximum principal amount of $400.0 million, subject to the participating lenders electing to increase their commitments or new lenders being added to the Credit Agreement. The Revolving Credit Facility will mature on June 11, 2026.

Borrowings under the Revolving Credit Facility, if any, have variable interest rates. The variable interest rates equal, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of LIBOR borrowings, the LIBOR rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of LIBOR borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of LIBOR borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of September 30, 2022, we were in compliance with all covenants.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the three months ended September 30, 2022 and 2021.

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(24,101)	$(17,245)
Net cash used in investing activities	(118,960)	(5,258)
Net cash (used in) provided by financing activities	(772,641)	1,052,127
Impact of foreign exchange on cash and cash equivalents	(14)	(3)
Net change in cash and cash equivalents	(915,716)	1,029,621
Cash and cash equivalents at beginning of period	1,682,923	560,000
Cash and cash equivalents at end of period	$767,207	$1,589,621

Operating Activities

Net cash used in operating activities was $24.1 million and $17.2 million for the three months ended September 30, 2022 and 2021, respectively. The change in operating activities for the three months ended September 30, 2022 reflects a decrease in changes in assets and liabilities and a decrease in adjustments to add back non-cash items, partially offset by a decrease in net loss.

Investing Activities

Net cash used in investing activities was $119.0 million and $5.3 million, for the three months ended September 30, 2022 and 2021, respectively. The change in investing activities for the three months ended September 30, 2022 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio.

Financing Activities

Net cash used in financing activities was $772.6 million for the three months ended September 30, 2022 and consisted primarily of a decrease in funds held to satisfy client fund obligations. Net cash provided by financing activities was $1,052.1 million for the three months ended September 30, 2021 and consisted primarily of an increase in funds held to satisfy client fund obligations and proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

Our principal commitments primarily consist of leases for office space at September 30, 2022. Except for the naming rights agreement, which is discussed throughout Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K that was filed with the SEC on August 24, 2022. For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note 9. Debt Agreements and Letters of Credit” and “Note 15. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

JOBS Act

We currently qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K filed on August 24, 2022. There have been no material changes to the critical accounting policies disclosed in the Form 10-K, except as described in Note 2 to our unaudited condensed consolidated financial statements: “Summary of Significant Accounting Policies.”

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended September 30, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents totaling $98.2 million and funds held for clients of $933.3 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2022.

We are also exposed to changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including European Union and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our Revolving Credit Facility carries interest at LIBOR, as administered by the Intercontinental Exchange Benchmark Administration for deposits in dollar, plus the applicable margin.

At September 30, 2022, we had no outstanding debt under our Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve continues to raise interest rates to combat inflation, we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under our Revolving Credit Facility would increase in a rising interest rate environment since borrowings under that facility bear interest at variable rates at the Company’s option based on certain benchmark interest rates (e.g. the Federal funds rate or LIBOR) plus a spread, or if higher, the prime rate. As of September 30, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see “Note 15. Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in the Form 10-K filed with the SEC on August 24, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Paycor HCM, Inc.

Date:	November 4, 2022	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2022	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)