Form 10-Q
period 2022-12-31
PAYCOR HCM, INC.
filed 2023-02-10
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 31, 2023, the number of shares of the Registrant’s Common Stock outstanding was 176,438,082 shares.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•The impact of an economic downturn or recession in the United States (“U.S.”) or global economy.
•Our customers’ dependence on our solutions to comply with applicable laws.
•Our ability to comply with anti-corruption, anti-bribery and similar laws.

•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.
•Our ability to maintain effective internal controls over financial reporting.
•The other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K, filed with the SEC on August 24, 2022.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,277	$133,041
Accounts receivable, net	31,912	21,511
Deferred contract costs	45,691	37,769
Prepaid expenses	12,990	9,421
Other current assets	3,956	1,874
Current assets before funds held for clients	166,826	203,616
Funds held for clients	1,183,474	1,715,916
Total current assets	1,350,300	1,919,532
Property and equipment, net	31,989	31,675
Operating lease right-of-use assets	22,553	—
Goodwill	770,120	750,155
Intangible assets, net	305,547	263,069
Capitalized software, net	45,355	40,002
Long-term deferred contract costs	144,214	125,705
Other long-term assets	2,794	1,179
Total assets	$2,672,872	$3,131,317
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,284	$13,945
Accrued expenses and other current liabilities	24,862	13,907
Accrued payroll and payroll related expenses	32,350	44,592
Deferred revenue	11,449	11,742
Current liabilities before client fund obligations	88,945	84,186
Client fund obligations	1,187,532	1,719,047
Total current liabilities	1,276,477	1,803,233
Deferred income taxes	22,222	31,895
Long-term operating leases	22,310	—
Other long-term liabilities	83,867	11,458
Total liabilities	1,404,876	1,846,586
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 175,856,650 shares outstanding at December 31, 2022 and 174,909,539 shares outstanding at June 30, 2022	176	175
Treasury stock, at cost, 10,620,260 shares at December 31, 2022 and June 30, 2022	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at December 31, 2022 and June 30, 2022	—	—
Additional paid-in capital	1,967,352	1,926,800
Accumulated deficit	(451,904)	(395,389)
Accumulated other comprehensive loss	(2,554)	(1,781)
Total stockholders' equity	1,267,996	1,284,731
Total liabilities and stockholders' equity	$2,672,872	$3,131,317

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Recurring and other revenue	$124,982	$102,729	$239,151	$195,145
Interest income on funds held for clients	7,882	338	12,016	654
Total revenues	132,864	103,067	251,167	195,799
Cost of revenues	46,184	41,082	89,369	86,693
Gross profit	86,680	61,985	161,798	109,106
Operating expenses:
Sales and marketing	51,913	40,682	100,108	86,470
General and administrative	52,461	44,462	100,372	87,873
Research and development	13,875	10,605	26,277	20,796
Total operating expenses	118,249	95,749	226,757	195,139
Loss from operations	(31,569)	(33,764)	(64,959)	(86,033)
Other (expense) income:
Interest expense	(404)	(112)	(1,491)	(347)
Other	66	328	511	1,552
Loss before benefit for income taxes	(31,907)	(33,548)	(65,939)	(84,828)
Income tax benefit	(4,444)	(8,084)	(9,424)	(17,328)
Net loss	(27,463)	(25,464)	(56,515)	(67,500)
Less: Accretion of redeemable noncontrolling interests	—	—	—	11,621
Net loss attributable to Paycor HCM, Inc.	$(27,463)	$(25,464)	$(56,515)	$(79,121)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.16)	$(0.15)	$(0.32)	$(0.46)
Weighted average common shares outstanding:
Basic and diluted	175,830,554	174,429,903	175,671,565	170,444,536
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net loss	$(27,463)	$(25,464)	$(56,515)	$(67,500)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation	116	(18)	(307)	(171)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,234	(384)	(466)	(445)
Other comprehensive income (loss), net of tax	1,350	(402)	(773)	(616)
Comprehensive loss	(26,113)	(25,866)	(57,288)	(68,116)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	11,621
Comprehensive loss attributable to Paycor HCM, Inc.	$(26,113)	$(25,866)	$(57,288)	$(79,737)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended December 31, 2021
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,874,040	$(329,408)	$985	$1,300,717
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(25,464)	—	(25,464)
Stock-based compensation expense	—	—	—	—	—	—	—	17,215	—	—	17,215
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(402)	(402)
Other	—	—	—	—	—	—	—	4	—	—	4
Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070

	Three Months Ended December 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2022	—	$—	—	$—	175,643,109	$176	$(245,074)	$1,947,102	$(424,441)	$(3,904)	$1,273,859
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(27,463)	—	(27,463)
Stock-based compensation expense	—	—	—	—	—	—	—	20,684	—	—	20,684
Net settlement for taxes	—	—	—	—	—	—	—	(434)	—	—	(434)
Issuance of common stock under employee stock plans	—	—	—	—	213,541	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,350	1,350
Balance, December 31, 2022	—	$—	—	$—	175,856,650	$176	$(245,074)	$1,967,352	$(451,904)	$(2,554)	$1,267,996

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Six Months Ended December 31, 2021
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(79,121)	—	(79,121)
Stock-based compensation expense	—	—	—	—	—	—	—	39,027	—	—	39,027
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(616)	(616)
Other	—	—	—	—	—	—	—	1,947	—	(1,953)	(6)
Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070

	Six Months Ended December 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(56,515)	—	(56,515)
Stock-based compensation expense	—	—	—	—	—	—	—	37,635	—	—	37,635
Net settlement for taxes	—	—	—	—	—	—	—	(1,727)	—	—	(1,727)
Issuance of common stock under employee stock plans	—	—	—	—	947,111	1	—	4,644	—	—	4,645
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(773)	(773)
Balance, December 31, 2022	—	$—	—	$—	175,856,650	$176	$(245,074)	$1,967,352	$(451,904)	$(2,554)	$1,267,996

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(56,515)	$(67,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,396	3,448
Amortization of intangible assets and software	61,094	67,653
Amortization of deferred contract costs	21,094	14,062
Stock-based compensation expense	37,635	39,027
Amortization of debt acquisition costs	44	44
Deferred tax benefit	(9,533)	(17,340)
Bad debt expense	2,023	1,086
Loss (gain) on sale of investments	209	(9)
Gain on installment sale	—	(1,359)
Loss on foreign currency exchange	376	216
Loss on lease exit	818	—
Naming rights accretion expense	1,314	—
Change in fair value of deferred consideration	—	(138)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,184)	(4,469)
Prepaid expenses and other assets	(3,474)	(6,404)
Accounts payable	5,715	14
Accrued liabilities and other	(21,783)	(8,653)
Deferred revenue	(202)	(709)
Deferred contract costs	(47,525)	(37,693)
Net cash used in operating activities	(18,498)	(18,724)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(320,191)	(75,173)
Proceeds from sale and maturities of client funds available-for-sale securities	214,017	74,909
Purchase of property and equipment	(2,621)	(1,454)
Proceeds from note receivable on installment sale	—	3,040
Acquisition of intangible assets	(5,074)	(3,187)
Acquisition of Talenya Ltd., net of cash acquired	(18,791)	—
Internally developed software costs	(18,672)	(14,170)
Net cash used in investing activities	(151,332)	(16,035)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(527,738)	270,717
Payment of deferred consideration	—	(2,752)
Proceeds from line-of-credit	—	3,500
Repayments of line-of-credit	—	(52,600)
Repayments of debt and capital lease obligations	(140)	—
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	—	454,915
Redemption of Redeemable Series A Preferred Stock (acquisition of noncontrolling interest)	—	(260,044)
Withholding taxes paid related to net share settlements	(1,727)	—
Proceeds from exercise of stock options	345	—
Proceeds from employee stock purchase plan	4,300	—
Other financing activities	—	(395)
Net cash (used in) provided by financing activities	(524,960)	413,341
Impact of foreign exchange on cash and cash equivalents	(6)	63
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(694,796)	378,645
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	1,682,923	560,000
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$988,127	$938,645
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$68	$18
Cash paid for interest	—	154
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$72,277	$111,087
Funds held for clients	915,850	827,558
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$988,127	$938,645

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
Paycor HCM is a holding company with no material operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”) by certain investment funds advised by Apax Partners LLP, a leading global private equity advisory firm (“Apax Partners”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018. As a result of the Apax Acquisition, Paycor is an indirect controlled subsidiary of Paycor HCM.

Initial Public Offering

On July 23, 2021, the Company completed an initial public offering (“IPO”) of 21,275,000 shares of its common stock, $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). In aggregate, proceeds from the IPO were approximately $454,147, which is net of approximately $30,583 in underwriters’ discount and $4,595 of offering costs. During the six months ended December 31, 2021, $3,827 of offering costs were paid. Additionally, upon the closing of the IPO:

•all of the Company’s outstanding shares of Series A Preferred Stock were automatically converted into 11,705,039 shares of the Company’s common stock;
•the Company used a portion of the proceeds to effect the redemption of all of the outstanding shares of the Series A Redeemable Preferred Stock (acquisition of noncontrolling interest) (“Series A Redeemable Preferred Stock” or “Redeemable Noncontrolling Interest”) at a redemption price of 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, for a total of $260,044;
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2022 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2022. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for any future interim periods and the full fiscal year ending June 30, 2023. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.

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
Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $5,270 and $3,268 as of December 31, 2022 and June 30, 2022, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $7,483 and $4,889 for the three months ended December 31, 2022 and 2021, respectively. Advertising and promotion expense totaled approximately $13,401 and $9,875 for the six months ended December 31, 2022 and 2021, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation cost for the three months ended December 31, 2022 and 2021 of $20,684 and $17,215, respectively. The Company recognized stock-based compensation expense for the six months ended December 31, 2022 and 2021 of $37,635 and $39,027, respectively.
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

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in recording additional lease assets and liabilities of $17,457 and $24,626, respectively, as of July 1, 2022. The adoption of the standard did not materially impact our consolidated statements of operations or cash flows. See Note 10 - “Leases” for additional information.

Pending accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its unaudited condensed consolidated financial statements, but does not expect adoption of this new standard on July 1, 2023 to have a material impact.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Recurring fees	$121,873	$99,556	$232,935	$188,765
Implementation services and other	3,109	3,173	6,216	6,380
Recurring and other revenue	$124,982	$102,729	$239,151	$195,145
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance, beginning of period	$16,490	$14,811	$17,046	$16,047
Deferred revenue acquired	293	—	293	—
Deferral of revenue	5,637	5,789	9,907	9,401
Revenue recognized	(5,394)	(5,311)	(10,103)	(10,110)
Impact of foreign exchange	11	—	(106)	(49)
Balance, end of period	$17,037	$15,289	$17,037	$15,289
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $6,991 in fiscal year 2023, $7,281 in fiscal year 2024, $2,017 in fiscal year 2025 and $748 thereafter.

 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended December 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$76,894	$10,397	$(4,868)	$82,423
Costs to fulfill a contract	98,322	15,358	(6,198)	107,482
Total	$175,216	$25,755	$(11,066)	$189,905

	As of and for the Three Months Ended December 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$57,977	$7,856	$(3,362)	$62,471
Costs to fulfill a contract	69,110	11,499	(4,066)	76,543
Total	$127,087	$19,355	$(7,428)	$139,014

	As of and for the Six Months Ended December 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$19,390	$(9,309)	$82,423
Costs to fulfill a contract	91,132	28,135	(11,785)	107,482
Total	$163,474	$47,525	$(21,094)	$189,905

	As of and for the Six Months Ended December 31, 2021
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$15,930	$(6,385)	$62,471
Costs to fulfill a contract	62,457	21,763	(7,677)	76,543
Total	$115,383	$37,693	$(14,062)	$139,014
Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited condensed consolidated balance sheets. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expense in the unaudited condensed consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented in this report.
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Talenya Ltd.

On October 27, 2022 the Company acquired 100% of the equity interests of Talenya Ltd., an Israeli-based provider of an artificial intelligence-driven solution for talent sourcing and recruiting employees (the “Talenya Acquisition”) for an initial cash purchase price of $20,000, plus up to a maximum of $10,000 in additional cash payments based on the achievement of established earnouts over a two-year period. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination. The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of the total consideration transferred at the date of acquisition.

The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill consists primarily of the synergistic benefits and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the Talenya Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of Company products. The preliminary purchase price for the Talenya Acquisition has been allocated to individual assets acquired and liabilities assumed as follows:

October 27, 2022
Fair value of total consideration	$27,965
Cash acquired	(174)
Net purchase price	$27,791
Assets acquired:
Accounts receivable	$192
Other current assets	105
Property and equipment	13
Technology intangible assets	7,160
Other intangible assets	50
Other non-current assets	979
Total identifiable assets acquired	8,499
Liabilities assumed:
Accounts payable	(243)
Accrued expenses	(917)
Deferred revenue	(293)
Total identifiable liabilities assumed	(1,453)
Goodwill	20,745
Fair value of total consideration transferred	$27,791
The technology intangible assets acquired have a weighted average useful life of 7 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability on the unaudited condensed consolidated balance sheet.

The Company incurred transaction costs of approximately $1,174 related to the Talenya Acquisition for the three and six months ended December 31, 2022. These costs were expensed as incurred in general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations.

Asset Acquisition
On February 4, 2021, the Company acquired payroll, timekeeping and HCM service customer relationships from another large provider of HCM services for an initial purchase price of approximately $9,300, which included approximately $50 of transaction costs. As part of this asset purchase, the Company was required to make quarterly contingent payments and a final payment to the seller based on the revenue generated by the acquired clients over a 12-month period. Contingent payments made for the three months ended December 31, 2022 and 2021 were $— and $2,242, respectively. Contingent payments made for the six months ended December 31, 2022 and 2021 were $4,259 and $2,437, respectively. As of September 30, 2022, all contingent payments have been made.
The acquired customer relationships are recorded as an intangible asset within the unaudited condensed consolidated balance sheet and are being amortized on a straight-line basis over three years. As of December 31, 2022, the weighted average remaining amortization period for these intangible assets was approximately 1.1 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.

5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$915,850	$—	$—	$915,850
U.S. Treasury and direct obligations of U.S. government agencies	72,400	93	(505)	71,988
Corporate bonds	183,182	46	(2,454)	180,774
Commercial paper	—	—	—	—
Other securities	15,184	2	(324)	14,862
	$1,186,616	$141	$(3,283)	$1,183,474

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
U.S. Treasury and direct obligations of U.S. government agencies	29,367	—	(290)	29,077
Corporate bonds	112,753	4	(1,894)	110,863
Commercial paper	6,642	2	(3)	6,641
Other securities	19,817	2	(366)	19,453
	$1,718,461	$8	$(2,553)	$1,715,916
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months December 31, 2022 and 2021 were approximately $70,910 and $34,977, respectively. Proceeds from sales and maturities of investment securities for the six months ended December 31, 2022 and 2021 were approximately $214,017 and $74,909, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes these unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments are other-than-temporarily impaired. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2022.
Expected maturities as of December 31, 2022 for client fund assets are as follows:

Due within fiscal year 2023	$972,519
Due within fiscal year 2024	111,055
Due within fiscal year 2025	54,355
Due within fiscal year 2026	44,127
Due within fiscal year 2027	1,418
Total	$1,183,474

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	December 31, 2022	June 30, 2022
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	15,977	14,951
Furniture and fixtures	2,248	2,246
Office equipment	2,526	2,538
Leasehold improvements	1,435	1,430
Construction in progress	1,032	—
	50,653	48,600
Accumulated depreciation and amortization	(18,664)	(16,925)
Property and equipment, net	$31,989	$31,675
Depreciation and amortization of property and equipment was approximately $1,196 and $1,730 for the three months ended December 31, 2022 and 2021, respectively. Depreciation and amortization of property and equipment was approximately $2,396 and $3,448 for the six months ended December 31, 2022 and 2021, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	December 31, 2022	June 30, 2022
Capitalized software	$102,122	$83,682
Accumulated amortization	(56,767)	(43,680)
Capitalized software, net	$45,355	$40,002
Amortization expense for capitalized software was approximately $6,745 and $5,421 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense for capitalized software was approximately $13,151 and $10,241 for the six months ended December 31, 2022 and 2021, respectively.
The following is a schedule of future amortization expense as of December 31, 2022:

2023 (remaining six months)	$12,717
2024	20,281
2025	11,032
2026	1,325
2027	—
$45,355

8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2022	$750,155
Talenya Acquisition	20,745
Foreign currency translation	(780)
Balance at December 31, 2022	$770,120
On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company the exclusive naming rights to Paycor Stadium, home to the Cincinnati Bengals since 2000. Contractual payments under the naming rights agreement began in August 2022 and end in 2038.

The naming rights have been recorded as an intangible asset within the unaudited condensed consolidated balance sheet in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the naming rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium.

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

Components of intangible assets were as follows:

	December 31, 2022	June 30, 2022
Cost:
Technology	$149,328	$142,165
Customer relationships	448,258	443,187
Trade name	105,720	105,672
Naming rights	78,135	—
Total cost	$781,441	$691,024
Accumulated amortization:
Technology	$(138,409)	$(135,982)
Customer relationships	(306,048)	(266,129)
Trade name	(29,370)	(25,844)
Naming rights	(2,067)	—
Total accumulated amortization	$(475,894)	$(427,955)
Intangible assets, net	$305,547	$263,069

Amortization expense for intangible assets was approximately $24,673 and $25,362 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense for intangible assets was approximately $47,943 and $57,412 for the six months ended December 31, 2022 and 2021, respectively.

The following is a schedule of future amortization expense as of December 31, 2022:

2023 (remaining six months)	$49,414
2024	91,516
2025	37,751
2026	13,100
2027	13,028
Thereafter	100,738
$305,547
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

The Company had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 or June 30, 2022. Additionally, the Company had no outstanding letters of credit as of December 31, 2022 or June 30, 2022.
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

The table below presents the Company’s leased assets and related lease liabilities:

Leases	Classification	December 31, 2022
Assets
Operating leases	Operating lease right-of-use assets	$22,553
Finance lease assets	Property and equipment, net	660

Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$5,789
Finance	Accrued expenses and other current liabilities	291
Non-current:
Operating	Long-term operating leases	22,310
Finance	Other long-term liabilities	482
The table below presents the costs associated with the leased assets:

Leases	Classification	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Operating lease cost:
Short-term	General and administrative	$2	$11
Long-term	Cost of revenues, Sales and marketing and General and administrative	944	2,329
Finance lease cost:
Amortization of leased assets	Cost of revenues, Sales and marketing, General and administrative and Research and development	65	130
Interest on lease liabilities	Interest expense	10	21
Total lease cost		$1,021	$2,491
Sublease income	General and administrative	$219	$451

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of December 31, 2022 are as follows:

Maturity of Lease Liabilities	Operating	Finance
2023 (remaining six months)	$3,703	$162
2024	5,687	323
2025	4,853	296
2026	4,644	45
2027	4,315	—
Thereafter	9,372	—
Total minimum lease payments	32,574	826
Less: Amount representing interest	(4,475)	(53)
Present value of minimum lease payments	$28,099	$773

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	December 31, 2022
Weighted average remaining lease term:
Operating leases	7.1 years
Finance leases	2.6 years
Weighted average discount rate:
Operating leases	3.6%
Finance leases	5.0%
The table below summarizes the impact to cash flows related to leases:

Six Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,178
Operating cash flows used for finance leases	21
Financing cash flows used for finance leases	140
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	6,417
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2022 and June 30, 2022, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$915,850	$—	$—	$915,850
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,988	—	71,988
Corporate bonds	—	180,774	—	180,774
Commercial paper	—	—	—	—
Other securities	1,499	13,363	—	14,862
	$917,349	$266,125	$—	$1,183,474

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	29,077	—	29,077
Corporate bonds	—	110,863	—	110,863
Commercial paper	—	6,641	—	6,641
Other securities	—	19,453	—	19,453
	$1,549,882	$166,034	$—	$1,715,916
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:

In July 2021, the Company fully redeemed its outstanding Series A Redeemable Preferred Stock using a portion of the IPO proceeds. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of December 31, 2022, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the six months ended December 31, 2022 and 2021 includes $— and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period.
13. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorized the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2022 and June 30, 2022, there were 175,856,650 and 174,909,539 shares of common stock outstanding, respectively, and no preferred stock outstanding.

On September 9, 2022, investment funds advised by Apax Partners completed an underwritten public offering of 5,000,000 shares of the Company’s common stock at a price to the public of $27.35 per share. The Company did not receive any proceeds from this sale.

On December 6, 2022, investment funds advised by Apax Partners completed an underwritten public offering of 6,000,000 shares of the Company’s common stock at a price to the public of $28.60 per share. The Company did not receive any proceeds from this sale.
14. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss attributable to Paycor HCM, Inc. by the weighted average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and six months ended December 31, 2022 and 2021 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three and six months ended December 31, 2022 and 2021, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the three and six months ended December 31, 2022 and 2021, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss attributable to Paycor HCM, Inc.	$(27,463)	$(25,464)	$(56,515)	$(79,121)
Weighted average outstanding shares:
Basic and diluted	175,830,554	174,429,903	175,671,565	170,444,536
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.32)	$(0.46)
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

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with 10-1,000 employees. Our unified, cloud-native platform is designed to empower leaders to build winning teams by modernizing people management. Paycor’s modern Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of December 31, 2022, approximately 30,000 customers across all 50 states trust us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase additional product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our four HCM software bundles and nonrefundable implementation fees, which represented approximately 94% and 95% of total revenue for the three and six months ended December 31, 2022, respectively. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size and geography. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three and six months ended December 31, 2022 and 2021.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Total Revenue	$132,864	$103,067	$251,167	$195,799
Loss from Operations	$(31,569)	$(33,764)	$(64,959)	$(86,033)
Operating Margin	(23.8)%	(32.8)%	(25.9)%	(43.9)%
Adjusted Operating Income*	$17,643	$10,259	$28,056	$13,651
Adjusted Operating Income Margin*	13.3%	10.0%	11.2%	7.0%
Net Loss	$(27,463)	$(25,464)	$(56,515)	$(67,500)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

Impact of Adverse Macroeconomic Conditions

Certain macroeconomic conditions initially impacted by the novel coronavirus pandemic (“COVID-19 pandemic”), such as supply chain disruptions and labor shortages, have contributed to inflationary pressures and rising interest rates, all of which are expected to continue to impact our and our customers’ businesses for the foreseeable future. Further, it is possible that fiscal or monetary policies adopted in an attempt to curtail the broadening or protracted extension of these negative conditions could lead to an economic slowdown or cause a recession in the United States or global economy. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in growth in the overall market, among other factors.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Expand Our Sales Footprint to Add New Customers

Our current customer base represents a small portion of the U.S. market for HCM and payroll solutions. We believe there is substantial opportunity to continue to broaden our customer base, particularly in the 15 most populous metropolitan statistical areas in the United States (i.e. Tier 1 markets), by expanding our sales headcount. Our ability to do so will depend on several factors, including the ability to recruit sales staff, the effectiveness of our products, the relative pricing of our products, our competitors’ offerings, and the effectiveness of our marketing efforts.

As of December 31, 2022 and 2021, we had approximately 30,000 and 29,000 customers, respectively, representing a period-over-period increase of 3.4%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We also track client accounts as it provides an alternative measure of the scale of our business and customers.

In addition, we are focused on expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process.

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

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period. Our net revenue retention has continued to trend favorably and is above historical pre-COVID-19 pandemic levels. Our net revenue retention had been negatively impacted during the COVID-19 pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal 2019, we acquired Ximble’s scheduling solution and in fiscal 2020, we released Paycor Analytics. In fiscal 2021, we released our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. In fiscal 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, to enhance our industry-leading talent management solution. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

Under the terms of the MEP, one-half of the MEP incentive units vest based on an associate’s service time. Vesting for the second half of the MEP incentive units is established based on our performance relative to the amount originally invested by Pride Aggregator L.P. (“Pride Aggregator”), the investment vehicle controlled by certain investment funds advised by Apax

Partners (the “Apax Funds”) through which the Apax Funds acquired their interest in us, with the performance calculations defined in the plan, which were triggered by our IPO (an implied performance condition).

Upon the closing of our IPO, and due to an election by Pride Aggregator, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $17.0 million as of December 31, 2022, with $5.4 million and $10.1 million of revenue recognized for the three and six months ended December 31, 2022, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $15.3 million as of December 31, 2021, with $5.3 million and $10.1 million of revenue recognized for the three and six months ended December 31, 2021, respectively.

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

We amortized $6.2 million and $4.1 million of capitalized contract fulfillment costs during the three months ended December 31, 2022 and 2021, respectively, and $11.8 million and $7.7 million of capitalized contract fulfillment costs during the six months ended December 31, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $8.0 million and $10.2 million of capitalized internal-use and acquired software costs during the three months ended December 31, 2022 and 2021, respectively, and $15.6 million and $26.8 million of capitalized internal-use and acquired software costs during the six months ended December 31, 2022 and 2021, respectively.

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

We amortized $4.9 million and $3.4 million of capitalized contract acquisition costs during the three months ended December 31, 2022 and 2021, respectively, and $9.3 million and $6.4 million of capitalized contract acquisition costs during the six months ended December 31, 2022 and 2021, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $22.1 million and $20.5 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended December 31, 2022 and 2021, respectively, and $43.4 million and $40.8 million of intangible assets, excluding acquired software amortized through cost of revenues, during the six months ended December 31, 2022 and 2021, respectively. The increase in amortization expense in the three and six months ended December 31, 2022 is primarily attributable to our asset acquisition in February 2021.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Capitalized software	$9,139	$6,437	$17,742	$13,678
Research and development expenses	$13,875	$10,605	$26,277	$20,796

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$124,982	$102,729	$239,151	$195,145
Interest income on funds held for clients	7,882	338	12,016	654
Total revenues	132,864	103,067	251,167	195,799
Cost of revenues	46,184	41,082	89,369	86,693
Gross profit	86,680	61,985	161,798	109,106
Operating expenses:
Sales and marketing	51,913	40,682	100,108	86,470
General and administrative	52,461	44,462	100,372	87,873
Research and development	13,875	10,605	26,277	20,796
Total operating expenses	118,249	95,749	226,757	195,139
Loss from operations	(31,569)	(33,764)	(64,959)	(86,033)
Interest expense	(404)	(112)	(1,491)	(347)
Other income	66	328	511	1,552
Loss before benefit for income taxes	(31,907)	(33,548)	(65,939)	(84,828)
Income tax benefit	(4,444)	(8,084)	(9,424)	(17,328)
Net loss	$(27,463)	$(25,464)	$(56,515)	$(67,500)

Comparison of the Three Months Ended December 31, 2022 and December 31, 2021

Revenues

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$124,982	$102,729	$22,253	22%
Interest income on funds held for clients	7,882	338	7,544	2,232
Total revenues	$132,864	$103,067	$29,797	29%

Total revenues for the three months ended December 31, 2022 and 2021 were $132.9 million and $103.1 million, respectively. For the three months ended December 31, 2022 and 2021, recurring and other revenue accounted for $125.0 million and $102.7 million, respectively. Additionally, interest income on funds held for clients accounted for $7.9 million and $0.3 million, respectively, for the three months ended December 31, 2022 and 2021. Total revenues increased primarily as a result of a 3.4% increase in customers to approximately 30,000 at December 31, 2022 from approximately 29,000 at December 31, 2021, an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients as discussed below.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the three months ended December 31, 2022 and 2021 were $1,020.1 million and $932.8 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Cost of revenues	$46,184	$41,082	$5,102	12%
Percentage of total revenues	35%	40%
Gross profit	$86,680	$61,985	$24,695	40%
Percentage of total revenues	65%	60%

Total cost of revenues for the three months ended December 31, 2022 and 2021 were $46.2 million and $41.1 million, respectively. Our total cost of revenues increased primarily as a result of a $5.1 million increase in employee-related costs to support new customers, which includes $0.3 million of share-based compensation expense, a $2.1 million increase in amortization of deferred contract costs and a $1.3 million increase in amortization expense relating to capitalized software, partially offset by a $3.6 million decrease in amortization expense relating to software acquired in November 2018 upon Apax Partners L.P.’s acquisition of us fully amortizing during the three months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Sales and marketing	$51,913	$40,682	$11,231	28%
Percentage of total revenues	39%	39%

Sales and marketing expenses for the three months ended December 31, 2022 and 2021 were $51.9 million and $40.7 million, respectively. The increase in sales and marketing expenses was primarily the result of a $5.2 million increase in employee-related costs, which includes $0.6 million of share-based compensation expense, a $3.9 million increase in amortization expense associated with the naming rights agreement and advertising expenses, a $1.5 million increase in amortization expense associated with costs to obtain a contract, a $0.3 million increase in professional services and a $0.3 million increase in travel and event related expenses.

General and Administrative

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
General and administrative	$52,461	$44,462	$7,999	18%
Percentage of total revenues	39%	43%

General and administrative expenses for the three months ended December 31, 2022 and 2021 were $52.5 million and $44.5 million, respectively. The increase in general and administrative expenses was primarily driven by a $2.9 million increase in professional services, consulting fees and other costs, a $2.6 million increase in employee-related costs, which includes $1.1 million of share-based compensation expense, a $1.6 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of earnout payments, and a $0.4 million increase in licensing costs.

Research and Development

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Research and development	$13,875	$10,605	$3,270	31%
Percentage of total revenues	10%	10%

Research and development expenses for the three months ended December 31, 2022 and 2021 were $13.9 million and $10.6 million, respectively. The increase in research and development expenses was primarily the result of a $2.4 million increase in employee-related costs, which includes $1.5 million of share-based compensation expense, a $0.5 million increase in licensing fees and a $0.3 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Interest expense	$404	$112	$292	261%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended December 31, 2022 and 2021 was $0.4 million and $0.1 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the naming rights agreement.

Other income

	Three Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Other (expense) income	$66	$328	$(262)	(80)%

Other income for the three months ended December 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively.

Income tax benefit

Income tax benefit for the three months ended December 31, 2022 and 2021 was $4.4 million and $8.1 million, respectively, reflecting effective income tax rates for those periods of 13.9% and 24.1%, respectively. The decrease in income tax benefit is primarily related to a lower loss before benefit for income taxes recognized during the current period and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the three months ended December 31, 2022.

Comparison of the Six Months Ended December 31, 2022 and December 31, 2021

Revenues

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Revenues:
Recurring and other revenue	$239,151	$195,145	$44,006	23%
Interest income on funds held for clients	12,016	654	11,362	1,737
Total revenues	$251,167	$195,799	$55,368	28%

Total revenues for the six months ended December 31, 2022 and 2021 were $251.2 million and $195.8 million, respectively. For the six months ended December 31, 2022 and 2021, recurring and other revenue accounted for $239.2 million and $195.1 million, respectively. Additionally, interest income on funds held for clients accounted for $12.0 million and $0.7 million, respectively, for the six months ended December 31, 2022 and 2021. Total revenues increased primarily as a result of a 3.4% increase in customers to approximately 30,000 at December 31, 2022 from approximately 29,000 at December 31, 2021, an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients as discussed below.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the six months ended December 31, 2022 and 2021 were $970.1 million and $846.3 million, respectively.

Cost of Revenues

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Cost of revenues	$89,369	$86,693	$2,676	3%
Percentage of total revenues	36%	44%
Gross profit	$161,798	$109,106	$52,692	48%
Percentage of total revenues	64%	56%

Total cost of revenues for the six months ended December 31, 2022 and 2021 were $89.4 million and $86.7 million, respectively. Our total cost of revenues increased primarily as a result of a $10.5 million increase in employee-related costs to support new customers, including $0.8 million of share-based compensation expense, a $4.1 million increase in amortization of deferred contract costs and a $2.9 million increase in amortization expense relating to capitalized software, partially offset by a $14.2 million decrease in amortization expense relating to software acquired in November 2018 which had fully amortized during the six months ended December 31, 2021.

Operating Expenses

Sales and Marketing

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Sales and marketing	$100,108	$86,470	$13,638	16%
Percentage of total revenues	40%	44%

Sales and marketing expenses for the six months ended December 31, 2022 and 2021 were $100.1 million and $86.5 million, respectively. The increase in sales and marketing expenses was primarily the result of a $5.6 million increase in amortization expense associated with the naming rights agreement and advertising expenses, a $2.9 million increase in amortization expense associated with costs to obtain a contract, a $2.6 million increase in employee-related costs, which includes a $5.7 million decrease in share-based compensation expense, a $1.5 million increase in travel and event related expenses and a $0.7 million increase in professional services, consulting fees and other costs.

General and Administrative

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
General and administrative	$100,372	$87,873	$12,499	14%
Percentage of total revenues	40%	45%

General and administrative expenses for the six months ended December 31, 2022 and 2021 were $100.4 million and $87.9 million, respectively. The increase in general and administrative expenses was primarily driven by a $5.1 million increase in professional services, consulting fees and other costs, a $3.5 million increase in employee-related costs, which includes $1.5 million of share-based compensation expense, a $2.6 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of earnout payments, and a $0.7 million increase in licensing costs.

Research and Development

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Research and development	$26,277	$20,796	$5,481	26%
Percentage of total revenues	10%	11%

Research and development expenses for the six months ended December 31, 2022 and 2021 were $26.3 million and $20.8 million, respectively. The increase in research and development expenses was primarily the result of a $4.2 million increase in employee-related costs, including a $2.0 million increase in share-based compensation expense, a $0.9 million increase in licensing fees and a $0.4 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Interest expense	$1,491	$347	$1,144	330%
Percentage of total revenues	<1%	<1%

Interest expense for the six months ended December 31, 2022 and 2021 was $1.5 million and $0.3 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the naming rights agreement.

Other income

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	$ Change	% Change
Other income	$511	$1,552	$(1,041)	(67)%

Other income for the six months ended December 31, 2022 and 2021 was $0.5 million and $1.6 million, respectively. Other income for the six months ended December 31, 2022 primarily consists of interest income earned on operating cash. Other income for the six months ended December 31, 2021 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the six months ended December 31, 2022 and 2021 was $9.4 million and $17.3 million, respectively, reflecting effective tax rates for those periods of 14.3% and 20.4%, respectively. The decrease in income tax benefit is primarily related to a lower loss before benefit for income taxes recognized during the current period and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the six months ended December 31, 2022.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets, stock-based compensation expense, and certain corporate expenses, in each case that are included in costs of recurring revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

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

Adjusted Gross Profit was $90.1 million and $68.7 million, or 67.8% and 66.6% of total revenue, for the three months ended December 31, 2022 and 2021, respectively. Adjusted Gross Profit was $168.5 million and $129.2 million, or 67.1% and 66.0% of total revenues, for the six months ended December 31, 2022 and 2021, respectively. Adjusted Gross Profit increased for the three and six months ended December 31, 2022, primarily driven by the increase in revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross Profit*	$86,680	$61,985	$161,798	$109,106
Gross Profit Margin	65.2%	60.1%	64.4%	55.7%
Amortization of intangible assets	1,300	4,862	2,428	16,584
Stock-based compensation expense	2,105	1,838	4,315	3,495
Adjusted Gross Profit*	$90,085	$68,685	$168,541	$129,185
Adjusted Gross Profit Margin	67.8%	66.6%	67.1%	66.0%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.5 million and $0.7 million for the three months ended December 31, 2022 and 2021, respectively, and $0.9 million and $1.4 million for the six months ended December 31, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $6.7 million and $5.4 million for the three months ended December 31, 2022 and 2021, respectively, and $13.2 million and $10.2 million for the six months ended December 31, 2022 and 2021, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $6.2 million and $4.1 million for the three months ended December 31, 2022 and 2021, respectively, and $11.8 million and $7.7 million for the six months ended December 31, 2022 and 2021, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets and naming rights, stock-based compensation expense, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $17.6 million and $10.3 million for the three months ended December 31, 2022 and 2021, respectively. Adjusted Operating Income was $28.1 million and $13.7 million for the six months ended December 31, 2022 and 2021, respectively. Adjusted Operating Income increased for the three and six months ended December 31, 2022 primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Loss from Operations	$(31,569)	$(33,764)	$(64,959)	$(86,033)
Operating Margin	(23.8)%	(32.8)%	(25.9)%	(43.9)%
Amortization of intangible assets	24,673	25,362	47,943	57,412
Stock-based compensation expense	20,684	17,215	37,635	39,027
Loss on lease exit*	309	—	818	—
Corporate adjustments**	3,546	1,446	6,619	3,245
Adjusted Operating Income	$17,643	$10,259	$28,056	$13,651
Adjusted Operating Income Margin	13.3%	10.0%	11.2%	7.0%

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and six months ended December 31, 2022 relate to costs associated with secondary offerings completed in December 2022 (“December 2022 Secondary Offering”) and September 2022 (“September 2022 Secondary Offering”) of $0.7 million and $2.2 million, respectively, professional, consulting, and other costs of $1.5 million and $2.5 million, respectively, and transaction expenses and other costs of $1.3 million and $1.9 million, respectively. Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $1.0 million and $1.0 million, respectively.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expense as sales and marketing expenses before amortization of naming rights, stock-based compensation expense and other certain corporate expenses. We define Adjusted General and Administrative expense as general and administrative expenses before amortization of acquired intangible assets, stock-based compensation expense, exit costs due to exiting leases of certain facilities and other certain corporate expenses. We define Adjusted Research and Development expense as research and development expenses before stock-based compensation expense and other certain corporate expenses.

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

Adjusted Sales and Marketing expense was $42.0 million and $32.6 million for the three months ended December 31, 2022 and 2021, respectively, and $81.9 million and $64.7 million for the six months ended December 31, 2022 and 2021, respectively. Adjusted Sales and Marketing expense increased for the three and six months ended December 31, 2022, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts and an increase in travel and event related expenses.

Adjusted General and Administrative expense was $19.2 million and $16.4 million for the three months ended December 31, 2022 and 2021, respectively, and $36.9 million and $32.8 million for the six months ended December 31, 2022 and 2021, respectively. Adjusted General and Administrative expense increased for the three and six months ended December 31, 2022, primarily driven by an increase in professional services, consulting fees and other costs and additional employee-related costs.

Adjusted Research and Development expense was $11.2 million and $9.5 million for the three months ended December 31, 2022 and 2021, respectively, and $21.7 million and $18.1 million for the six months ended December 31, 2022 and 2021, respectively. Adjusted Research and Development expense increased for the three and six months ended December 31, 2022, primarily driven by an increase in employee-related costs, an increase in licensing fees and an increase in professional services, consulting fees and other costs.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Sales and Marketing expense	$51,913	$40,682	$100,108	$86,470
Amortization of intangible assets	(1,240)	—	(2,067)	—
Stock-based compensation expense	(8,663)	(8,110)	(16,097)	(21,756)
Corporate adjustments*	—	—	—	(53)
Adjusted Sales and Marketing expense	$42,010	$32,572	$81,944	$64,661
General and Administrative expense	$52,461	$44,462	$100,372	$87,873
Amortization of intangible assets	(22,133)	(20,500)	(43,448)	(40,828)
Stock-based compensation expense	(7,261)	(6,113)	(12,597)	(11,101)
Loss on lease exit**	(309)	—	(818)	—
Corporate adjustments***	(3,546)	(1,446)	(6,619)	(3,192)
Adjusted General and Administrative expense	$19,212	$16,403	$36,890	$32,752
Research and Development expense	$13,875	$10,605	$26,277	$20,796
Stock-based compensation expense	(2,655)	(1,154)	(4,626)	(2,675)
Adjusted Research and Development expense	$11,220	$9,451	$21,651	$18,121

*    Corporate adjustments for the six months ended December 31, 2021 relate to costs associated with becoming a public company.
**    Represents exit costs due to exiting leases of certain facilities.
***    Corporate adjustments for the three and six months ended December 31, 2022 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $0.7 million and $2.2 million, respectively, professional, consulting, and other costs of $1.5 million and $2.5 million, respectively, and transaction expenses and other costs of $1.3 million and $1.9 million, respectively. Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with the October 2021 Secondary Offering of $1.0 million and $1.0 million for the three and six months ended December 31, 2021, respectively.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets and naming rights, accretion expense associated with the naming rights, stock-based compensation expense, gain or loss on the extinguishment of debt, exit cost due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $13.6 million and $8.0 million for the three months ended December 31, 2022 and 2021, respectively, and was $21.9 million and $10.3 million for the six months ended December 31, 2022 and 2021, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the three and six months ended December 31, 2022, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net loss before benefit for income taxes	$(31,907)	$(33,548)	$(65,939)	$(84,828)
Loss on debt amendment	—	—	—	35
Amortization of intangible assets	24,673	25,362	47,943	57,412
Naming rights accretion expense	421	—	1,314	—
Gain on installment sale	—	—	—	(1,359)
Stock-based compensation expense	20,684	17,215	37,635	39,027
Loss on lease exit*	309	—	818	—
Corporate adjustments**	3,546	1,446	6,619	3,245
Non-GAAP adjusted income before applicable income taxes	17,726	10,475	28,390	13,532
Income tax effect on adjustments***	(4,077)	(2,514)	(6,530)	(3,248)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$13,649	$7,961	$21,860	$10,284

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.08	$0.05	$0.12	$0.06
Adjusted shares outstanding****	176,211,150	175,075,956	176,072,284	172,368,220
* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three and six months ended December 31, 2022 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $0.7 million and $2.2 million, respectively, professional, consulting, and other costs of $1.5 million and $2.5 million, respectively, and transaction expenses and other costs of $1.3 million and $1.9 million, respectively. Corporate adjustments for the three and six months ended December 31, 2021 relate to certain restructuring costs of $0.2 million and $0.2 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.2 million and $2.0 million, respectively, and costs associated with the October 2021 Secondary Offering of $1.0 million and $1.0 million for the three and six months ended December 31, 2021, respectively.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective income tax rate of 23.0% for the three and six months ended December 31, 2022, respectively, and 24.0% for the three and six months ended December 31, 2021, respectively.
**** The adjusted shares outstanding for the three and six months ended December 31, 2022 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the three months ended December 31, 2021 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the six months ended December 31, 2021 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $72.3 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of December 31, 2022, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of December 31, 2022, we had deferred revenue of $17.0 million, of which $11.4 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the six months ended December 31, 2022 and 2021.

	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(18,498)	$(18,724)
Net cash used in investing activities	(151,332)	(16,035)
Net cash (used in) provided by financing activities	(524,960)	413,341
Impact of foreign exchange on cash and cash equivalents	(6)	63
Net change in cash and cash equivalents	(694,796)	378,645
Cash and cash equivalents at beginning of period	1,682,923	560,000
Cash and cash equivalents at end of period	$988,127	$938,645

Operating Activities

Net cash used in operating activities was $18.5 million and $18.7 million for the six months ended December 31, 2022 and 2021, respectively. The change in operating activities for the six months ended December 31, 2022 reflects a decrease in changes in assets and liabilities, partially offset by a decrease in net loss and an increase in adjustments to add back non-cash items.

Investing Activities

Net cash used in investing activities was $151.3 million and $16.0 million, for the six months ended December 31, 2022 and 2021, respectively. The change in investing activities for the six months ended December 31, 2022 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio as well as our acquisition of Talenya.

Financing Activities

Net cash used in financing activities was $525.0 million for the six months ended December 31, 2022 and consisted primarily of a decrease in funds held to satisfy client fund obligations. Net cash provided by financing activities was $413.3 million for the six months ended December 31, 2021 and consisted primarily of an increase in funds held to satisfy client fund obligations and proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

Our principal commitments at December 31, 2022 primarily consist of leases for office space. Except for the naming rights agreement, which is discussed in “Note 8. Goodwill and Intangible Assets” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on 10-K that was filed with the SEC on August 24, 2022 (“Form 10-K”). For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note 9. Debt Agreements and Letters of Credit” and “Note 15. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that may be material to investors.

JOBS Act

We currently qualify as an “emerging growth company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation.

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

Effective June 30, 2023 (which is the last day of our fiscal year 2023), we will no longer qualify as an emerging growth company as a result of the aggregate value of our outstanding common stock held by non-affiliates as measured on the last day of our second fiscal quarter (December 31, 2022) being at least $700.0 million, and therefore, we will no longer be able to avail ourselves of certain exemptions from various reporting requirements, as discussed above, and will be required to transition to the reporting and other corporate governance requirements that apply to non-emerging growth companies.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K. There have been no material changes to the critical accounting policies disclosed in the Form 10-K, except as described in Note 2 to our unaudited condensed consolidated financial statements: “Summary of Significant Accounting Policies.”

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended December 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents totaling $72.3 million and funds held for clients of $1,183.5 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of December 31, 2022.

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

At December 31, 2022, we had no outstanding debt under our Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Impact of Inflation

While inflation may impact our revenues and costs of revenues, we believe the effects of inflation, if any, have not had a direct, material impact on our results of operations and financial condition to date. Nonetheless, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. There can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

In the event the Federal Reserve continues to raise interest rates to combat inflation, we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under our Revolving Credit Facility would increase in a rising interest rate environment since borrowings under that facility bear interest at variable rates at the Company’s option based on certain benchmark interest rates (e.g. the Federal funds rate or LIBOR) plus a spread, or if higher, the prime rate. As of December 31, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, the Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 24, 2022.

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

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	February 10, 2023	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 10, 2023	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)