Form 10-Q
period 2023-03-31
PAYCOR HCM, INC.
filed 2023-05-11
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2023, the number of shares of the Registrant’s Common Stock outstanding was 176,535,103 shares.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,858	$133,041
Accounts receivable, net	30,506	21,511
Deferred contract costs	49,982	37,769
Prepaid expenses	17,256	9,421
Other current assets	3,533	1,874
Current assets before funds held for clients	184,135	203,616
Funds held for clients	1,258,249	1,715,916
Total current assets	1,442,384	1,919,532
Property and equipment, net	31,404	31,675
Operating lease right-of-use assets	17,500	—
Goodwill	761,425	750,155
Intangible assets, net	282,956	263,069
Capitalized software, net	49,819	40,002
Long-term deferred contract costs	153,519	125,705
Other long-term assets	3,991	1,179
Total assets	$2,742,998	$3,131,317
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,987	$13,945
Accrued expenses and other current liabilities	18,954	13,907
Accrued payroll and payroll related expenses	36,515	44,592
Deferred revenue	12,724	11,742
Current liabilities before client fund obligations	89,180	84,186
Client fund obligations	1,260,057	1,719,047
Total current liabilities	1,349,237	1,803,233
Deferred income taxes	21,848	31,895
Long-term operating leases	16,644	—
Other long-term liabilities	70,005	11,458
Total liabilities	1,457,734	1,846,586
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 176,440,422 shares outstanding at March 31, 2023 and 174,909,539 shares outstanding at June 30, 2022	176	175
Treasury stock, at cost, 10,620,260 shares at March 31, 2023 and June 30, 2022	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at March 31, 2023 and June 30, 2022	—	—
Additional paid-in capital	1,991,298	1,926,800
Accumulated deficit	(459,244)	(395,389)
Accumulated other comprehensive loss	(1,892)	(1,781)
Total stockholders' equity	1,285,264	1,284,731
Total liabilities and stockholders' equity	$2,742,998	$3,131,317

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues:
Recurring and other revenue	$150,757	$122,189	$389,908	$317,334
Interest income on funds held for clients	10,725	408	22,741	1,062
Total revenues	161,482	122,597	412,649	318,396
Cost of revenues	49,323	41,157	138,692	127,850
Gross profit	112,159	81,440	273,957	190,546
Operating expenses:
Sales and marketing	55,499	41,487	155,607	127,957
General and administrative	51,033	54,090	151,405	141,963
Research and development	13,658	9,324	39,935	30,120
Total operating expenses	120,190	104,901	346,947	300,040
Loss from operations	(8,031)	(23,461)	(72,990)	(109,494)
Other (expense) income:
Interest expense	(1,970)	(101)	(3,461)	(448)
Other	2,003	(12)	2,514	1,540
Loss before benefit for income taxes	(7,998)	(23,574)	(73,937)	(108,402)
Income tax benefit	(658)	(6,876)	(10,082)	(24,204)
Net loss	(7,340)	(16,698)	(63,855)	(84,198)
Less: Accretion of redeemable noncontrolling interests	—	—	—	11,621
Net loss attributable to Paycor HCM, Inc.	$(7,340)	$(16,698)	$(63,855)	$(95,819)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.04)	$(0.10)	$(0.36)	$(0.56)
Weighted average common shares outstanding:
Basic and diluted	176,306,017	174,819,649	175,879,962	171,881,617
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net loss	$(7,340)	$(16,698)	$(63,855)	$(84,198)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation	21	97	(286)	(74)
Unrealized gain (loss) on available-for-sale securities, net of tax	641	(1,291)	175	(1,736)
Other comprehensive income (loss), net of tax	662	(1,194)	(111)	(1,810)
Comprehensive loss	(6,678)	(17,892)	(63,966)	(86,008)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	11,621
Comprehensive loss attributable to Paycor HCM, Inc.	$(6,678)	$(17,892)	$(63,966)	$(97,629)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2021	—	$—	—	$—	174,429,903	$174	$(245,074)	$1,891,259	$(354,872)	$583	$1,292,070
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(16,698)	—	(16,698)
Stock-based compensation expense	—	—	—	—	—	—	—	16,294	—	—	16,294
Issuance of common stock under employee stock plans	—	—	—	—	473,102	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,194)	(1,194)
Other	—	—	—	—	—	—	—	6	—	—	6
Balance, March 31, 2022	—	$—	—	$—	174,903,005	$175	$(245,074)	$1,910,745	$(371,570)	$(611)	$1,293,665

	Three Months Ended March 31, 2023
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2022	—	$—	—	$—	175,856,650	$176	$(245,074)	$1,967,352	$(451,904)	$(2,554)	$1,267,996
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(7,340)	—	(7,340)
Stock-based compensation expense	—	—	—	—	—	—	—	20,384	—	—	20,384
Net settlement for taxes	—	—	—	—	—	—	—	(423)	—	—	(423)
Issuance of common stock under employee stock plans	—	—	—	—	583,772	—	—	3,985	—	—	3,985
Other comprehensive income	—	—	—	—	—	—	—	—	—	662	662
Balance, March 31, 2023	—	$—	—	$—	176,440,422	$176	$(245,074)	$1,991,298	$(459,244)	$(1,892)	$1,285,264

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Nine Months Ended March 31, 2022
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(95,819)	—	(95,819)
Stock-based compensation expense	—	—	—	—	—	—	—	55,321	—	—	55,321
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	473,102	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,810)	(1,810)
Other	—	—	—	—	—	—	—	1,953	—	(1,953)	—
Balance, March 31, 2022	—	$—	—	$—	174,903,005	$175	$(245,074)	$1,910,745	$(371,570)	$(611)	$1,293,665

	Nine Months Ended March 31, 2023
	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(63,855)	—	(63,855)
Stock-based compensation expense	—	—	—	—	—	—	—	58,019	—	—	58,019
Net settlement for taxes	—	—	—	—	—	—	—	(2,150)	—	—	(2,150)
Issuance of common stock under employee stock plans	—	—	—	—	1,530,883	1	—	8,629	—	—	8,630
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(111)	(111)
Balance, March 31, 2023	—	$—	—	$—	176,440,422	$176	$(245,074)	$1,991,298	$(459,244)	$(1,892)	$1,285,264

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,855)	$(84,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,571	5,113
Amortization of intangible assets and software	92,727	95,556
Amortization of deferred contract costs	33,246	22,330
Stock-based compensation expense	58,019	55,321
Deferred tax benefit	(10,287)	(24,227)
Bad debt expense	3,233	1,655
Loss (gain) on sale of investments	232	(9)
Gain on installment sale	—	(1,359)
Loss on foreign currency exchange	381	101
Loss on lease exit	950	9,055
Naming rights accretion expense	3,198	—
Change in fair value of deferred consideration	—	(138)
Other	(930)	66
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,063)	(5,391)
Prepaid expenses and other assets	(6,510)	(5,195)
Accounts payable	6,229	(160)
Accrued liabilities and other	(19,602)	618
Deferred revenue	1,119	943
Deferred contract costs	(73,273)	(58,450)
Net cash provided by operating activities	16,385	11,631
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(365,196)	(178,362)
Proceeds from sale and maturities of client funds available-for-sale securities	259,097	127,603
Purchase of property and equipment	(3,285)	(1,861)
Proceeds from note receivable on installment sale	—	3,040
Acquisition of intangible assets	(18,842)	(4,640)
Acquisition of Talenya Ltd., net of cash acquired	(18,793)	—
Internally developed software costs	(30,600)	(22,667)
Net cash used in investing activities	(177,619)	(76,887)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(453,685)	1,204,091
Payment of deferred consideration	—	(2,752)
Proceeds from line-of-credit	—	3,500
Repayments of line-of-credit	—	(52,600)
Repayments of debt and capital lease obligations	(211)	—
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	—	454,915
Redemption of Redeemable Series A Preferred Stock (acquisition of noncontrolling interest)	—	(260,044)
Withholding taxes paid related to net share settlements	(2,150)	—
Proceeds from exercise of stock options	345	—
Proceeds from employee stock purchase plan	8,285	3,186
Other financing activities	—	(395)
Net cash (used in) provided by financing activities	(447,416)	1,349,901
Impact of foreign exchange on cash and cash equivalents	(15)	18
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(608,665)	1,284,663
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	1,682,923	560,000
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$1,074,258	$1,844,663
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$2	$25
Cash paid for interest	—	154
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$82,858	$134,004
Funds held for clients	991,400	1,710,659
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,074,258	$1,844,663

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

Initial Public Offering

On July 23, 2021, the Company completed an initial public offering (“IPO”) of 21,275,000 shares of its common stock, $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). In aggregate, proceeds from the IPO were approximately $454,147, which is net of approximately $30,583 in underwriters’ discount and $4,595 of offering costs. During the nine months ended March 31, 2022, $3,827 of offering costs were paid. Additionally, upon the closing of the IPO:

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
Accounts receivable, net
Accounts receivable balances are shown on the condensed consolidated balance sheets net of the allowance for doubtful accounts of $6,144 and $3,268 as of March 31, 2023 and June 30, 2022, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $8,014 and $5,354 for the three months ended March 31, 2023 and 2022, respectively. Advertising and promotion expense totaled approximately $21,415 and $15,229 for the nine months ended March 31, 2023 and 2022, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation cost for the three months ended March 31, 2023 and 2022 of $20,384 and $16,294, respectively. The Company recognized stock-based compensation expense for the nine months ended March 31, 2023 and 2022 of $58,019 and $55,321, respectively.
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

Pending accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update establishes a new approach to estimate credit losses on certain types of financial instruments. The update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard will also update the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company is currently evaluating this standard and the potential effects of these changes to its unaudited condensed consolidated financial statements, which will be adopted within the current fiscal year, but does not expect it to have a material impact.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Recurring fees	$147,491	$119,108	$380,426	$307,873
Implementation services and other	3,266	3,081	9,482	9,461
Recurring and other revenue	$150,757	$122,189	$389,908	$317,334
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance, beginning of period	$17,037	$15,289	$17,046	$16,047
Deferred revenue acquired	7	—	300	—
Deferral of revenue	6,279	6,467	16,186	15,868
Revenue recognized	(4,949)	(4,816)	(15,052)	(14,926)
Impact of foreign exchange	(4)	32	(110)	(17)
Balance, end of period	$18,370	$16,972	$18,370	$16,972
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $3,967 in fiscal year 2023, $10,610 in fiscal year 2024, $3,793 in fiscal year 2025 and $0 thereafter.

 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended March 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$82,423	$10,559	$(5,316)	$87,666
Costs to fulfill a contract	107,482	15,189	(6,836)	115,835
Total	$189,905	$25,748	$(12,152)	$203,501

	As of and for the Three Months Ended March 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$62,471	$9,076	$(3,713)	$67,834
Costs to fulfill a contract	76,543	11,681	(4,555)	83,669
Total	$139,014	$20,757	$(8,268)	$151,503

	As of and for the Nine Months Ended March 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$29,949	$(14,625)	$87,666
Costs to fulfill a contract	91,132	43,324	(18,621)	115,835
Total	$163,474	$73,273	$(33,246)	$203,501

	As of and for the Nine Months Ended March 31, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$25,006	$(10,098)	$67,834
Costs to fulfill a contract	62,457	33,444	(12,232)	83,669
Total	$115,383	$58,450	$(22,330)	$151,503
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
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Talenya Ltd.

On October 27, 2022 the Company acquired 100% of the equity interests of Talenya Ltd., an Israeli-based provider of an artificial intelligence-driven solution for talent sourcing and recruiting employees (the “Talenya Acquisition”), for an initial cash purchase price of $20,000, plus up to a maximum of $10,000 in additional cash payments based on the achievement of established earnouts over a two-year period. The acquisition was funded with cash on hand.

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

October 27, 2022
Fair value of total consideration	$20,940
Cash acquired	(172)
Net purchase price	$20,768
Assets acquired:
Accounts receivable	$217
Other current assets	34
Property and equipment	13
Technology intangible assets	6,760
Other non-current assets	2,415
Total identifiable assets acquired	9,439
Liabilities assumed:
Accounts payable	(194)
Accrued expenses	(280)
Deferred revenue	(300)
Total identifiable liabilities assumed	(774)
Goodwill	12,103
Fair value of total consideration transferred	$20,768
The technology intangible assets acquired have a weighted average useful life of 7 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability on the unaudited condensed consolidated balance sheet.

The Company incurred transaction costs of approximately $— and $1,174 related to the Talenya Acquisition for the three and nine months ended March 31, 2023, respectively. These costs were expensed as incurred in general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations.

Asset Acquisitions

The Company periodically acquires customer relationships from other HCM providers. The asset purchase agreements usually contain an initial payment as well as contingent payments to the seller based on revenue generated by the acquired clients over a defined timeframe. During the three and nine months ended March 31, 2023, the Company initially paid approximately $13,725 to purchase these customer relationships. There were no initial payments made during the three and nine months ended March 31, 2022. Contingent payments made for the three months ended March 31, 2023 and 2022 were $— and $1,453, respectively. Contingent payments made for the nine months ended March 31, 2023 and 2022 were $4,259 and $3,890, respectively.
The acquired customer relationships are recorded as an intangible asset within the unaudited condensed consolidated balance sheet and are being amortized on a straight-line basis over three years. As of March 31, 2023, the weighted average remaining amortization period for these intangible assets was approximately 1.7 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.

5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$991,400	$—	$—	$991,400
U.S. Treasury and direct obligations of U.S. government agencies	76,536	299	(400)	76,435
Corporate bonds	175,178	348	(2,240)	173,286
Commercial paper	2,940	—	(2)	2,938
Other securities	14,486	11	(307)	14,190
	$1,260,540	$658	$(2,949)	$1,258,249

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
U.S. Treasury and direct obligations of U.S. government agencies	29,367	—	(290)	29,077
Corporate bonds	112,753	4	(1,894)	110,863
Commercial paper	6,642	2	(3)	6,641
Other securities	19,817	2	(366)	19,453
	$1,718,461	$8	$(2,553)	$1,715,916
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months March 31, 2023 and 2022 were approximately $45,080 and $52,694, respectively. Proceeds from sales and maturities of investment securities for the nine months ended March 31, 2023 and 2022 were approximately $259,097 and $127,603, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any are other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments are other-than-temporarily impaired. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2023.

Expected maturities as of March 31, 2023 for client fund assets are as follows:

Due within fiscal year 2023	$1,018,655
Due within fiscal year 2024	106,179
Due within fiscal year 2025	56,490
Due within fiscal year 2026	60,644
Due within fiscal year 2027	5,823
Thereafter	10,458
Total	$1,258,249

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	March 31, 2023	June 30, 2022
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	16,144	14,951
Furniture and fixtures	2,250	2,246
Office equipment	2,828	2,538
Leasehold improvements	1,698	1,430
Construction in progress	860	—
	51,215	48,600
Accumulated depreciation and amortization	(19,811)	(16,925)
Property and equipment, net	$31,404	$31,675
Depreciation and amortization of property and equipment was approximately $1,175 and $1,665 for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization of property and equipment was approximately $3,571 and $5,113 for the nine months ended March 31, 2023 and 2022, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	March 31, 2023	June 30, 2022
Capitalized software	$113,752	$83,682
Accumulated amortization	(63,933)	(43,680)
Capitalized software, net	$49,819	$40,002
Amortization expense for capitalized software was approximately $7,166 and $5,767 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for capitalized software was approximately $20,317 and $16,008 for the nine months ended March 31, 2023 and 2022, respectively.

The following is a schedule of future amortization expense as of March 31, 2023:

2023 (remaining three months)	$7,140
2024	24,158
2025	14,909
2026	3,612
2027	—
$49,819
8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2022	$750,155
Talenya Acquisition	12,103
Foreign currency translation	(833)
Balance at March 31, 2023	$761,425
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

Components of intangible assets were as follows:

	March 31, 2023	June 30, 2022
Cost:
Technology	$148,925	$142,165
Customer relationships	462,026	443,187
Trade name	105,670	105,672
Naming rights	66,698	—
Total cost	$783,319	$691,024
Accumulated amortization:
Technology	$(139,769)	$(135,982)
Customer relationships	(326,643)	(266,129)
Trade name	(31,128)	(25,844)
Naming rights	(2,823)	—
Total accumulated amortization	$(500,363)	$(427,955)
Intangible assets, net	$282,956	$263,069

Amortization expense for intangible assets was approximately $24,467 and $22,136 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for intangible assets was approximately $72,410 and $79,548 for the nine months ended March 31, 2023 and 2022, respectively.
The following is a schedule of future amortization expense as of March 31, 2023:

2023 (remaining three months)	$25,654
2024	95,302
2025	41,537
2026	15,481
2027	12,244
Thereafter	92,738
$282,956
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

The Company had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2023 or June 30, 2022. Additionally, the Company had no outstanding letters of credit as of March 31, 2023 or June 30, 2022.
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

The table below presents the Company’s leased assets and related lease liabilities:

Leases	Classification	March 31, 2023
Assets
Operating leases	Operating lease right-of-use assets	$17,500
Finance lease assets	Property and equipment, net	595

Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$4,985
Finance	Accrued expenses and other current liabilities	294
Non-current:
Operating	Long-term operating leases	16,644
Finance	Other long-term liabilities	407
The table below presents the costs associated with the leased assets:

Leases	Classification	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Operating lease cost:
Short-term	General and administrative	$2	$13
Long-term	Cost of revenues, Sales and marketing and General and administrative	2,013	4,342
Finance lease cost:
Amortization of leased assets	Cost of revenues, Sales and marketing, General and administrative and Research and development	65	195
Interest on lease liabilities	Interest expense	10	31
Total lease cost		$2,090	$4,581
Sublease income	General and administrative	$203	$654

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of March 31, 2023 are as follows:

Maturity of Lease Liabilities	Operating	Finance
2023 (remaining three months)	$2,237	$81
2024	5,074	323
2025	4,250	296
2026	4,030	45
2027	3,592	—
Thereafter	6,825	—
Total minimum lease payments	26,008	745
Less: Amount representing interest	(4,379)	(44)
Present value of minimum lease payments	$21,629	$701

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	March 31, 2023
Weighted average remaining lease term:
Operating leases	6.7 years
Finance leases	2.3 years
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.0%
The table below summarizes the impact to cash flows related to leases:

Nine Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,055
Operating cash flows used for finance leases	31
Financing cash flows used for finance leases	211
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	6,257
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of March 31, 2023 and June 30, 2022, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$991,400	$—	$—	$991,400
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	76,435	—	76,435
Corporate bonds	—	173,286	—	173,286
Commercial paper	—	2,938	—	2,938
Other securities	—	14,190	—	14,190
	$991,400	$266,849	$—	$1,258,249

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	29,077	—	29,077
Corporate bonds	—	110,863	—	110,863
Commercial paper	—	6,641	—	6,641
Other securities	—	19,453	—	19,453
	$1,549,882	$166,034	$—	$1,715,916
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:

In July 2021, the Company fully redeemed its outstanding Series A Redeemable Preferred Stock using a portion of the IPO proceeds. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of March 31, 2023, there are no holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the nine months ended March 31, 2023 and 2022 includes $— and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period.
13. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorized the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2023 and June 30, 2022, there were 176,440,422 and 174,909,539 shares of common stock outstanding, respectively, and no preferred stock outstanding.

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
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and nine months ended March 31, 2023 and 2022 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the three and nine months ended March 31, 2023 and 2022, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the three and nine months ended March 31, 2023 and 2022, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to Paycor HCM, Inc.	$(7,340)	$(16,698)	$(63,855)	$(95,819)
Weighted average outstanding shares:
Basic and diluted	176,306,017	174,819,649	175,879,962	171,881,617
Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.36)	$(0.56)
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

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with 10-1,000 employees. Our unified, cloud-native platform is designed to empower leaders to build winning teams by modernizing people management. Paycor’s modern Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of March 31, 2023, approximately 30,100 customers across all 50 states trust us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase additional product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our four HCM software bundles and nonrefundable implementation fees, which represented approximately 93% and 94% of total revenue for the three and nine months ended March 31, 2023, respectively. In addition, we earn interest income on funds held for clients.

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

The table below sets forth selected results of operations for the three and nine months ended March 31, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Total Revenue	$161,482	$122,597	$412,649	$318,396
Loss from Operations	$(8,031)	$(23,461)	$(72,990)	$(109,494)
Operating Margin	(5.0)%	(19.1)%	(17.7)%	(34.4)%
Adjusted Operating Income*	$39,107	$24,650	$67,163	$38,301
Adjusted Operating Income Margin*	24.2%	20.1%	16.3%	12.0%
Net Loss	$(7,340)	$(16,698)	$(63,855)	$(84,198)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

Impact of Adverse Macroeconomic Conditions

Negative macroeconomic conditions, such as supply chain disruptions, labor shortages, inflationary pressures and rising interest rates, are expected to continue to impact our and our customers’ businesses for the foreseeable future. It is also possible that fiscal or monetary policies adopted in an attempt to curtail the broadening or protracted extension of these negative conditions could lead to an economic slowdown or cause a recession in the United States or global economy. Further, recent bank failures and the follow-on effects of those events may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount, we or our customers are unable (temporarily or otherwise) to access deposits or utilize existing sources of liquidity, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in growth in the overall market, among other factors.

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

As of March 31, 2023 and 2022, we had approximately 30,100 and 29,800 customers, respectively, representing a period-over-period increase of 1.0%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We also track client accounts as it provides an alternative measure of the scale of our business and customers.

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

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal 2019, we acquired Ximble’s scheduling solution and in fiscal 2020, we released Paycor Analytics. In fiscal 2021, we released our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. In fiscal 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based microlearning platform to enhance our industry-leading talent management solution. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Factors Affecting the Comparability of our Results of Operations

IPO-Related Expenses

In connection with our IPO, we incurred certain transaction-related expenses. These expenses include transaction bonuses, stock-based compensation expense associated with two Long Term Incentive Plans (“LTIPs”) and outstanding performance awards under the Pride Aggregator, L.P. Management Equity Plan (“MEP”), and expenses related to the redemption of our Series A Redeemable Preferred Stock. The specifics of the LTIPs, MEP and Series A Redeemable Preferred Stock are presented below.

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

Basis of Presentation

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancellable by the customer on 30 days’ notice. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll, workforce management, and HR-related cloud-based computing services. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM, or per-employee-per-month. Recurring revenue is generally recognized as the services are provided during each client’s payroll period.

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.4 million as of March 31, 2023, with $4.9 million and $15.1 million of revenue recognized for the three and nine months ended March 31, 2023, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $17.0 million as of March 31, 2022, with $4.8 million and $14.9 million of revenue recognized for the three and nine months ended March 31, 2022, respectively.

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

We amortized $6.8 million and $4.6 million of capitalized contract fulfillment costs during the three months ended March 31, 2023 and 2022, respectively, and $18.6 million and $12.2 million of capitalized contract fulfillment costs during the nine months ended March 31, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $8.5 million and $7.2 million of capitalized internal-use and acquired software costs during the three months ended March 31, 2023 and 2022, respectively, and $24.1 million and $34.0 million of capitalized internal-use and acquired software costs during the nine months ended March 31, 2023 and 2022, respectively.

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

We amortized $5.3 million and $3.7 million of capitalized contract acquisition costs during the three months ended March 31, 2023 and 2022, respectively, and $14.6 million and $10.1 million of capitalized contract acquisition costs during the nine months ended March 31, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $22.4 million and $20.7 million of intangible assets, excluding acquired software amortized through cost of revenues, during the three months ended March 31, 2023 and 2022, respectively, and $65.8 million and $61.5 million of intangible assets, excluding acquired software amortized through cost of revenues, during the nine months ended March 31, 2023 and 2022, respectively. The increase in amortization expense in the three and nine months ended March 31, 2023 is primarily attributable to our asset acquisition in February 2021.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Capitalized software	$10,956	$8,251	$28,698	$21,929
Research and development expenses	$13,658	$9,324	$39,935	$30,120

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

Other Income (Expense)

Other income (expense) generally consists of other income and expense items outside of our normal operations, such as interest income on operating cash, realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to our financing arrangements.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$150,757	$122,189	$389,908	$317,334
Interest income on funds held for clients	10,725	408	22,741	1,062
Total revenues	161,482	122,597	412,649	318,396
Cost of revenues	49,323	41,157	138,692	127,850
Gross profit	112,159	81,440	273,957	190,546
Operating expenses:
Sales and marketing	55,499	41,487	155,607	127,957
General and administrative	51,033	54,090	151,405	141,963
Research and development	13,658	9,324	39,935	30,120
Total operating expenses	120,190	104,901	346,947	300,040
Loss from operations	(8,031)	(23,461)	(72,990)	(109,494)
Interest expense	(1,970)	(101)	(3,461)	(448)
Other (expense) income	2,003	(12)	2,514	1,540
Loss before benefit for income taxes	(7,998)	(23,574)	(73,937)	(108,402)
Income tax benefit	(658)	(6,876)	(10,082)	(24,204)
Net loss	$(7,340)	$(16,698)	$(63,855)	$(84,198)

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Revenues

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Revenues:
Recurring and other revenue	$150,757	$122,189	$28,568	23%
Interest income on funds held for clients	10,725	408	10,317	2,529
Total revenues	$161,482	$122,597	$38,885	32%

Total revenues for the three months ended March 31, 2023 and 2022 were $161.5 million and $122.6 million, respectively. For the three months ended March 31, 2023 and 2022, recurring and other revenue accounted for $150.8 million and $122.2 million, respectively. Additionally, interest income on funds held for clients accounted for $10.7 million and $0.4 million, respectively, for the three months ended March 31, 2023 and 2022. Total revenues increased primarily as a result of an increase in the average number of employees per customer, an increase in effective PEPM, an increase in year-end form filings and an increase in interest income on funds held for clients as discussed below.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the three months ended March 31, 2023 and 2022 were $1,166.1 million and $1,049.3 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Cost of revenues	$49,323	$41,157	$8,166	20%
Percentage of total revenues	31%	34%
Gross profit	$112,159	$81,440	$30,719	38%
Percentage of total revenues	69%	66%

Total cost of revenues for the three months ended March 31, 2023 and 2022 were $49.3 million and $41.2 million, respectively. Our total cost of revenues increased primarily as a result of a $5.5 million increase in employee-related costs to support new customers, which includes $0.7 million of stock-based compensation expense, a $2.3 million increase in amortization of deferred contract costs and a $1.4 million increase in amortization expense relating to capitalized software.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Sales and marketing	$55,499	$41,487	$14,012	34%
Percentage of total revenues	34%	34%

Sales and marketing expenses for the three months ended March 31, 2023 and 2022 were $55.5 million and $41.5 million, respectively. The increase in sales and marketing expenses was primarily the result of a $6.7 million increase in employee-related costs, which includes $0.7 million of stock-based compensation expense, a $3.9 million increase in amortization expense associated with the naming rights agreement and advertising expenses, a $1.6 million increase in amortization expense associated with costs to obtain a contract, a $0.9 million increase in travel and event related expenses, a $0.4 million increase in licensing fees and a $0.3 million increase in professional services.

General and Administrative

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
General and administrative	$51,033	$54,090	$(3,057)	(6)%
Percentage of total revenues	32%	44%

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $51.0 million and $54.1 million, respectively. The decrease in general and administrative expenses was primarily driven by an $8.1 million decrease in loss from exiting leases of certain facilities, partially offset by a $2.9 million increase in employee-related costs, which includes $1.3 million of stock-based compensation expense, a $1.6 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of earnout payments, and a $1.2 million increase in professional services, consulting fees and other costs.

Research and Development

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Research and development	$13,658	$9,324	$4,334	46%
Percentage of total revenues	8%	8%

Research and development expenses for the three months ended March 31, 2023 and 2022 were $13.7 million and $9.3 million, respectively. The increase in research and development expenses was primarily the result of a $3.3 million increase in employee-related costs, which includes $1.4 million of stock-based compensation expense, a $0.6 million increase in licensing fees and a $0.5 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Interest expense	$1,970	$101	$1,869	1850%
Percentage of total revenues	<2%	<1%

Interest expense for the three months ended March 31, 2023 and 2022 was $2.0 million and $0.1 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the naming rights agreement.

Other (expense) income

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Other income (expense)	$2,003	$(12)	$2,015	N/M

Other income for the three months ended March 31, 2023 and 2022 was $2.0 million and $0.0 million, respectively. Other income for the three months ended March 31, 2023 primarily consists of interest income earned on operating cash.

Income tax benefit

Income tax benefit for the three months ended March 31, 2023 and 2022 was $0.7 million and $6.9 million, respectively, reflecting effective income tax rates for those periods of 8.2% and 29.2%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized during the current period, prior year research and development tax credits and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the three months ended March 31, 2023.

Comparison of the Nine Months Ended March 31, 2023 and March 31, 2022

Revenues

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Revenues:
Recurring and other revenue	$389,908	$317,334	$72,574	23%
Interest income on funds held for clients	22,741	1,062	21,679	2,041
Total revenues	$412,649	$318,396	$94,253	30%

Total revenues for the nine months ended March 31, 2023 and 2022 were $412.6 million and $318.4 million, respectively. For the nine months ended March 31, 2023 and 2022, recurring and other revenue accounted for $389.9 million and $317.3 million, respectively. Additionally, interest income on funds held for clients accounted for $22.7 million and $1.1 million, respectively, for the nine months ended March 31, 2023 and 2022. Total revenues increased primarily as a result of an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients as discussed below.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the nine months ended March 31, 2023 and 2022 were $1,034.5 million and $913.0 million, respectively.

Cost of Revenues

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Cost of revenues	$138,692	$127,850	$10,842	8%
Percentage of total revenues	34%	40%
Gross profit	$273,957	$190,546	$83,411	44%
Percentage of total revenues	66%	60%

Total cost of revenues for the nine months ended March 31, 2023 and 2022 were $138.7 million and $127.9 million, respectively. Our total cost of revenues increased primarily as a result of a $16.0 million increase in employee-related costs to support new customers, including $1.6 million of stock-based compensation expense, a $6.4 million increase in amortization of deferred contract costs and a $4.3 million increase in amortization expense relating to capitalized software, partially offset by a $14.2 million decrease in amortization expense relating to software acquired in November 2018 which had fully amortized during the nine months ended March 31, 2022 and a $0.7 million decrease in depreciation expense.

Operating Expenses

Sales and Marketing

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Sales and marketing	$155,607	$127,957	$27,650	22%
Percentage of total revenues	38%	40%

Sales and marketing expenses for the nine months ended March 31, 2023 and 2022 were $155.6 million and $128.0 million, respectively. The increase in sales and marketing expenses was primarily the result of a $9.7 million increase in amortization expense associated with the naming rights agreement and advertising expenses, a $9.4 million increase in employee-related costs, which includes a $5.0 million decrease in stock-based compensation expense, a $4.5 million increase in amortization expense associated with costs to obtain a contract, a $2.4 million increase in travel and event related expenses, a $1.0 million increase in professional services, consulting fees and other costs and a $0.7 million increase in licensing fees.

General and Administrative

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
General and administrative	$151,405	$141,963	$9,442	7%
Percentage of total revenues	37%	45%

General and administrative expenses for the nine months ended March 31, 2023 and 2022 were $151.4 million and $142.0 million, respectively. The increase in general and administrative expenses was primarily driven by a $6.5 million increase in employee-related costs, which includes $2.8 million of stock-based compensation expense, a $6.4 million increase in professional services, consulting fees and other costs and a $4.3 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of earnout payments, partially offset by a $7.3 million decrease in loss from exiting leases of certain facilities.

Research and Development

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Research and development	$39,935	$30,120	$9,815	33%
Percentage of total revenues	10%	9%

Research and development expenses for the nine months ended March 31, 2023 and 2022 were $39.9 million and $30.1 million, respectively. The increase in research and development expenses was primarily the result of a $7.5 million increase in employee-related costs, including a $3.3 million increase in stock-based compensation expense, a $1.5 million increase in licensing fees and a $0.9 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Interest expense	$3,461	$448	$3,013	673%
Percentage of total revenues	<1%	<1%

Interest expense for the nine months ended March 31, 2023 and 2022 was $3.5 million and $0.4 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the naming rights agreement.

Other income

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	$ Change	% Change
Other income	$2,514	$1,540	$974	63%

Other income for the nine months ended March 31, 2023 and 2022 was $2.5 million and $1.5 million, respectively. Other income for the nine months ended March 31, 2023 primarily consists of interest income earned on operating cash. Other income for the nine months ended March 31, 2022 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the nine months ended March 31, 2023 and 2022 was $10.1 million and $24.2 million, respectively, reflecting effective tax rates for those periods of 13.6% and 22.3%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized during the current period, prior year research and development tax credits and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the nine months ended March 31, 2023.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets, stock-based compensation expense, and other certain corporate expenses, in each case that are included in costs of recurring revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

We use Adjusted Gross Profit and Adjusted Gross Profit Margin to understand and evaluate our core operating performance and trends. We believe these metrics are useful measures to us and to our investors to assist in evaluating our core operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metrics eliminate the effects of variability of items, such as stock-based compensation expense and amortization of intangible assets, which are non-cash expenses that may fluctuate for reasons unrelated to overall operating performance.

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

Adjusted Gross Profit was $116.0 million and $84.6 million, or 71.8% and 69.0% of total revenue, for the three months ended March 31, 2023 and 2022, respectively. Adjusted Gross Profit was $284.5 million and $213.8 million, or 68.9% and 67.1% of total revenues, for the nine months ended March 31, 2023 and 2022, respectively. Adjusted Gross Profit increased for the three and nine months ended March 31, 2023, primarily driven by the increase in revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Gross Profit*	$112,159	$81,440	$273,957	$190,546
Gross Profit Margin	69.5%	66.4%	66.4%	59.8%
Amortization of intangible assets	1,358	1,433	3,786	18,017
Stock-based compensation expense	2,440	1,710	6,755	5,205
Adjusted Gross Profit*	$115,957	$84,583	$284,498	$213,768
Adjusted Gross Profit Margin	71.8%	69.0%	68.9%	67.1%

*    Gross Profit and Adjusted Gross Profit are burdened by depreciation expense of $0.4 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and $1.3 million and $2.0 million for the nine months ended March 31, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of capitalized software of $7.2 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively, and $20.3 million and $16.0 million for the nine months ended March 31, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $6.8 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively, and $18.6 million and $12.2 million for the nine months ended March 31, 2023 and 2022, respectively.

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

Adjusted Operating Income was $39.1 million and $24.7 million for the three months ended March 31, 2023 and 2022, respectively. Adjusted Operating Income was $67.2 million and $38.3 million for the nine months ended March 31, 2023 and 2022, respectively. Adjusted Operating Income increased for the three and nine months ended March 31, 2023 primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Loss from Operations	$(8,031)	$(23,461)	$(72,990)	$(109,494)
Operating Margin	(5.0)%	(19.1)%	(17.7)%	(34.4)%
Amortization of intangible assets	24,467	22,136	72,410	79,548
Stock-based compensation expense	20,384	16,294	58,019	55,321
Loss on lease exit*	915	9,055	1,733	9,055
Corporate adjustments**	1,372	626	7,991	3,871
Adjusted Operating Income	$39,107	$24,650	$67,163	$38,301
Adjusted Operating Income Margin	24.2%	20.1%	16.3%	12.0%

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with secondary offerings completed in December 2022 (“December 2022 Secondary Offering”) and September 2022 (“September 2022 Secondary Offering”) of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.5 million, respectively, and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $— million and $1.0 million, respectively.

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

Adjusted Sales and Marketing expense was $46.4 million and $33.9 million for the three months ended March 31, 2023 and 2022, respectively, and $128.4 million and $98.5 million for the nine months ended March 31, 2023 and 2022, respectively. Adjusted Sales and Marketing expense increased for the three and nine months ended March 31, 2023, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts, an increase in travel and event related expenses, an increase in professional services, consulting fees and other costs and an increase in licensing fees.

Adjusted General and Administrative expense was $19.2 million and $17.9 million for the three months ended March 31, 2023 and 2022, respectively, and $56.1 million and $50.6 million for the nine months ended March 31, 2023 and 2022, respectively. Adjusted General and Administrative expense increased for the three and nine months ended March 31, 2023, primarily driven by an increase in employee-related costs and an increase in professional services, consulting fees and other costs.

Adjusted Research and Development expense was $11.2 million and $8.2 million for the three months ended March 31, 2023 and 2022, respectively, and $32.8 million and $26.3 million for the nine months ended March 31, 2023 and 2022, respectively. Adjusted Research and Development expense increased for the three and nine months ended March 31, 2023, primarily driven by an increase in employee-related costs, an increase in licensing fees and an increase in professional services, consulting fees and other costs.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Sales and Marketing expense	$55,499	$41,487	$155,607	$127,957
Amortization of intangible assets	(756)	—	(2,823)	—
Stock-based compensation expense	(8,311)	(7,634)	(24,408)	(29,390)
Corporate adjustments*	—	—	—	(53)
Adjusted Sales and Marketing expense	$46,432	$33,853	$128,376	$98,514
General and Administrative expense	$51,033	$54,090	$151,405	$141,963
Amortization of intangible assets	(22,353)	(20,703)	(65,801)	(61,531)
Stock-based compensation expense	(7,168)	(5,846)	(19,765)	(16,947)
Loss on lease exit**	(915)	(9,055)	(1,733)	(9,055)
Corporate adjustments***	(1,372)	(626)	(7,991)	(3,818)
Adjusted General and Administrative expense	$19,225	$17,860	$56,115	$50,612
Research and Development expense	$13,658	$9,324	$39,935	$30,120
Stock-based compensation expense	(2,465)	(1,104)	(7,091)	(3,779)
Adjusted Research and Development expense	$11,193	$8,220	$32,844	$26,341

*    Corporate adjustments for the nine months ended March 31, 2022 relate to costs associated with becoming a public company.
**    Represents exit costs due to exiting leases of certain facilities.
***    Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.4 million, respectively, and costs associated with the October 2021 Secondary Offering of $— million and $1.0 million, respectively.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $31.6 million and $18.6 million for the three months ended March 31, 2023 and 2022, respectively, and was $53.4 million and $28.9 million for the nine months ended March 31, 2023 and 2022, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the three and nine months ended March 31, 2023, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net loss before benefit for income taxes	$(7,998)	$(23,574)	$(73,937)	$(108,402)
Loss on debt amendment	—	—	—	35
Amortization of intangible assets	24,467	22,136	72,410	79,548
Naming rights accretion expense	1,884	—	3,198	—
Gain on installment sale	—	—	—	(1,359)
Stock-based compensation expense	20,384	16,294	58,019	55,321
Loss on lease exit*	915	9,055	1,733	9,055
Corporate adjustments**	1,372	626	7,991	3,871
Non-GAAP adjusted income before applicable income taxes	41,024	24,537	69,414	38,069
Income tax effect on adjustments***	(9,435)	(5,889)	(15,965)	(9,137)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$31,589	$18,648	$53,449	$28,932

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.18	$0.11	$0.30	$0.17
Adjusted shares outstanding****	176,499,160	175,116,109	176,211,488	173,269,703
* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2022 relate to certain restructuring costs of $0.2 million and $0.4 million, respectively, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $0.4 million and $2.5 million, respectively, and costs associated with the October 2021 Secondary Offering of $— million and $1.0 million, respectively.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective income tax rate of 23.0% for the three and nine months ended March 31, 2023, respectively, and 24.0% for the three and nine months ended March 31, 2022, respectively.
**** The adjusted shares outstanding for the three and nine months ended March 31, 2023 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the three months ended March 31, 2022 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the nine months ended March 31, 2022 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $82.9 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of March 31, 2023, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of March 31, 2023, we had deferred revenue of $18.4 million, of which $12.7 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of March 31, 2023, we were in compliance with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the nine months ended March 31, 2023 and 2022.

	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$16,385	$11,631
Net cash used in investing activities	(177,619)	(76,887)
Net cash (used in) provided by financing activities	(447,416)	1,349,901
Impact of foreign exchange on cash and cash equivalents	(15)	18
Net change in cash and cash equivalents	(608,665)	1,284,663
Cash and cash equivalents at beginning of period	1,682,923	560,000
Cash and cash equivalents at end of period	$1,074,258	$1,844,663

Operating Activities

Net cash provided by operating activities was $16.4 million and $11.6 million for the nine months ended March 31, 2023 and 2022, respectively. The change in operating activities for the nine months ended March 31, 2023 reflects a decrease in net loss and an increase in adjustments to add back non-cash items, partially offset by a decrease in changes in assets and liabilities.

Investing Activities

Net cash used in investing activities was $177.6 million and $76.9 million, for the nine months ended March 31, 2023 and 2022, respectively. The change in investing activities for the nine months ended March 31, 2023 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio, our acquisition of Talenya and asset acquisitions.

Financing Activities

Net cash used in financing activities was $447.4 million for the nine months ended March 31, 2023 and consisted primarily of a decrease in funds held to satisfy client fund obligations. Net cash provided by financing activities was $1,349.9 million for the nine months ended March 31, 2022 and consisted primarily of an increase in funds held to satisfy client fund obligations and proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

Our principal commitments at March 31, 2023 primarily consist of leases for office space. Except for the naming rights agreement, which is discussed in “Note 8. Goodwill and Intangible Assets” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q and throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no material changes to our contractual obligations disclosed in the contractual obligations section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on 10-K that was filed with the SEC on August 24, 2022 (“Form 10-K”). For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note 9. Debt Agreements and Letters of Credit” and “Note 15. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended March 31, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents totaling $82.9 million and funds held for clients of $1,258.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of March 31, 2023.

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

At March 31, 2023, we had no outstanding debt under our Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve continues to raise interest rates to combat inflation, we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under our Revolving Credit Facility would increase in a rising interest rate environment since borrowings under that facility bear interest at variable rates at the Company’s option based on certain benchmark interest rates (e.g. the Federal funds rate or LIBOR) plus a spread, or if higher, the prime rate. As of March 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Paycor HCM, Inc.

Date:	May 11, 2023	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2023	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)