Form 10-K
period 2023-06-30
PAYCOR HCM, INC.
filed 2023-08-28
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2022, the last day of registrant’s most recently completed second fiscal quarter, was $1.53 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date).

As of July 31, 2023, the number of shares of the registrant’s common stock outstanding was 176,863,070.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be prepared in connection with its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The registrant intends to file the definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days following June 30, 2023.

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
•The resulting effects of unauthorized access to our customers’ or their employees’ personal data as a result of a breach of our or our vendors’ securities measures, including by way of computer viruses, worms, phishing and ransomware attacks, malicious software programs, and other data security threats.
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

Part I
Item 1. Business

Paycor HCM, Inc., a Delaware corporation (“Paycor HCM”), was incorporated in August 2018 to serve as a holding company in connection with the acquisition of the Company (the “Apax Acquisition”) by certain funds (the “Apax Funds”) advised by Apax Partners LLP (“Apax Partners”) through Pride Aggregator, L.P., which is controlled by the Apax Funds, in 2018. Paycor HCM completed an initial public offering (“IPO”) of its common stock in July 2021. Paycor HCM, Inc. and its subsidiaries are referred to collectively as the “Company,” “Paycor HCM,” “we,” “us,” or “our,” unless the context requires otherwise.

Mission

Paycor empowers leaders to develop winning teams.

Overview

We are a leading Software-as-a-Service (“SaaS”) provider of human capital management solutions for small and medium-sized businesses. Our unified, cloud-native platform is built to empower people leaders by producing actionable, real-time insights to drive workforce optimization. Our comprehensive suite of solutions enables organizations to streamline human capital management (“HCM”) and payroll workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations, and all augmented by industry-specific domain expertise. Over 30,000 customers across all 50 states trust us to help their leaders develop winning teams.

We have achieved several key milestones since the Apax Acquisition, including:
•Fiscal Year 2019: Acquired Ximble Scheduling Software.
•Fiscal Year 2020: Hired Raul Villar Jr. as CEO, launched Paycor Analytics and surpassed $300 million in annual revenue.
•Fiscal Year 2021: Launched GUIDE Elite implementation, released Pulse surveys tool, and completed the acquisition of 7Geese talent management software.
•Fiscal Year 2022: Consummated the IPO of Paycor HCM, Inc. and began trading publicly on the Nasdaq Global Select Market (“NASDAQ”), surpassed $400 million in annual revenue, released Expense Management providing people leaders with one location to easily review, reimburse, and report on employee expenses, and launched the Paycor Developer Portal making it simple for our customers to connect the power of their people data across their business through improved integrations.
•Fiscal Year 2023: Surpassed $500 million in annual revenue, entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company exclusive naming rights to Paycor Stadium (the “Naming Rights”), acquired Talenya Ltd., an artificial intelligence-driven solution for talent sourcing and recruiting employees, and acquired Verb, Inc., a modern behavioral science-based microlearning solution.

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

Our easy-to-use platform incorporates intuitive analytics functionality, enabling organizations to automate and simplify mission-critical people management processes and enhance visibility into their business operations. Our platform is architected for extensibility and features an open application programming interface (“API”) led interoperability engine that allows customers to easily connect their people data with third-party applications to create a seamlessly integrated digital ecosystem. Our products are supported by a differentiated implementation process and vibrant community of users, which together ensure customers can take full advantage of our platform.

We market and sell our solutions through direct sales teams, leveraging our strong demand generation engine and broker partnerships. We target small and medium-sized businesses with tens to thousands of employees. We intend to grow our customer base by accelerating the expansion of our sales coverage and broker networks in both new and existing markets, with a focus on the 15 most populous metropolitan statistical areas in the United States (“Tier 1 markets”), which encompasses approximately one-third of the U.S. population and where we see substantial opportunity. We also intend to grow our customer base through our industry focused product and go-to-market strategy. We market our products via a bundled pricing strategy where we charge customers on a per-employee-per-month (“PEPM”) basis and have demonstrated success at driving growth through the expansion of our product bundles, namely our HCM Cor and Talent Management bundles. We intend to continue to expand our product suite and further cross-sell products into our existing customer base.

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

In the 1990s and early 2000s, HCM systems focused on moving paper-based human resources (“HR”) processes to software-based processes. The initial benefit was the elimination of paper trails, but there was limited focus on modernizing the work. In the mid-to-late 2000s, the emergence of SaaS brought a focus on improving the old paper processes that had been converted to software. Numerous point solutions evolved to tackle each of the key HCM functions. This led to greater system fragmentation, an overcomplicated user experience, and increased costs. At the same time, the separation between work and life began to blur, driving an increased need for employee engagement tools. HCM became a strategic business function and the tools to support it are now mission critical for companies.

The novel coronavirus pandemic (“COVID-19 pandemic”) further reinforced this strategic shift as the HR function proved vital to companies striving to maintain morale and productivity for both remote workforces and essential employees. Following on the heels of the pandemic, the “Great Resignation” forced companies to evolve their people management practice yet again, creating a need for employee engagement in every industry, including blue-collar fields. These evolving demands have accelerated the trend of modern HCM technology replacing manual processes and outdated systems with strategic platforms that surface business insights, enabling leaders to make data-driven decisions.

To address this lack of engagement, many HCM solution providers targeted their product development efforts at enhancing the employee experience. However, those solutions were often surface-level employee portals, similar to social media platforms, designed to drive engagement. Companies quickly found that their employees were not looking for another social platform, especially one provided by their employer. Other unsuccessful attempts to drive engagement included adding gamification attributes to influence behavior, such as encouraging employees to complete compliance training. These product features failed to address the top factor that impacts employee engagement, an employee’s leader.

One of the top drivers of employment engagement is an employee’s direct manager. Employers have long known employee engagement leads to higher productivity and decreased risk of attrition. A 2022 study conducted by Gallup revealed that only 32% of employees in the U.S. are engaged by their work, and a 2019 Gartner study showed employee engagement to be the need least met by existing HCM solutions. We believe the next evolution of HCM software will empower leaders with tools to effectively identify and coach current employees and evolve them into leaders, partner with their leader to optimize career development, deepening their engagement to drive business results.

Complex Regulatory Environment

The ever-evolving regulatory landscape continues to place a burden on small businesses. Businesses are forced to navigate thousands of new and continually evolving federal, state and local tax codes and industry-specific labor laws. As a result, demand has increased for HCM platforms that enable them to maintain a robust compliance framework and abstract the complexity of regulatory changes, such as responding to special employee leave provisions.

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
•    Interoperability. The ability to connect the power of people data across an entire business through public APIs, events, and notifications.

Limitations of Existing Solutions

The vast majority of SMBs still rely on legacy solutions to fulfill their HCM technology requirements. These product offerings are typically provided by national and regional payroll service bureaus or in-house solutions built on top of generic enterprise resource planning (“ERP”) systems. In addition to these legacy solutions, advancements in cloud technology have led to the emergence of other competing SaaS-based HCM offerings. Both legacy and other competing SaaS offerings possess significant limitations in addressing the full HCM needs of SMBs. These limitations include:

•Incomplete HCM Solutions Lacking in Product Breadth and Depth. Many existing HCM platforms offer incomplete product suites that deliver only a portion of the capabilities required by SMBs or offer ‘full suites’ comprised of products with limited functionality, capable of addressing only the most basic use cases. Often these solutions rely on archaic technologies, such as batch payroll processing engines, and lack robust compliance and security features. Users of these incomplete platforms are often forced to use multiple products from multiple vendors or continue to manage processes manually outside of their HCM solution.
•Lack a Unified Approach. Many existing HCM ‘suites’ are comprised of a patchwork of stand-alone applications with limited integration. This lack of unification inhibits the real-time synchronization of data across multiple HCM applications and makes it difficult for SMBs to maintain a single, uniform system of record for employee data. As a result, SMBs are forced to rely on manual, redundant, and error-prone processes to manage and track employee data, which can often lead to untimely payroll, poor employee engagement, and significant compliance issues, such as incomplete reporting and inadequate data security.
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
•Comprehensive Suite of HCM Solutions Architected to Meet the Full Range of an SMB’s Needs. Our comprehensive HCM suite delivers industry-leading functionality. This empowers leaders to achieve strategic goals through differentiated people management. The key components of our HCM solutions include:
•Cor HCM, including Payroll Suite and Employee Experience. A comprehensive suite of HCM tools spanning HR, onboarding, payroll, compensation management, employee surveys, expenses, reporting and analytics. Our powerful calculation engine enables real-time changes to drive fast and accurate payroll processing. Robust workflows and approval capabilities assist leaders with expediting and automating their most common tasks. Surveys powered by artificial intelligence (“AI”) use natural language processing and sentiment analysis to surface actionable, easy-to-understand insights enabling leaders to effectively address employee feedback. Recognition tools allow employees to feel valued and visible within their organization. The Paycor Wallet gives employees the flexibility to access earned wages and pay card information through a fully digital wallet.
•Benefits Administration. Advanced decision support to help leaders streamline and optimize their company’s benefits administration and spend with superior carrier connectivity and the ability to set up complex plans.
•Talent Management. Powerful recruiting, talent management and learning management suite. Intuitive, configurable recruiting built for leaders with deep email integration and texting capabilities, job board connectivity, and employee referral capabilities. Performance management capabilities, including advanced goal management paired with employee-manager one-on-ones, empowering leaders to drive employee professional growth and corporate alignment through ongoing conversations. In addition, tools for career planning help leaders conduct critical growth conversations with each member of their team while learning management powers continued employee development.
•Workforce Management. Flexible time entry, overtime calculations, and scheduling capabilities with real-time payroll synchronization allowing leaders to manage costs and increase productivity.
•Uniquely Unified Platform Enabling Seamless Customer Experience. Our platform leverages a modern cloud architecture and robust API-led interoperability engine. We deliver a unified user and data experience that serves as the single source of truth for our customers’ employee data. Our platform allows for seamless access to people data across applications and the visibility to extract meaningful business insights from employee information in real-time. This unified data architecture automates error-prone manual processes, empowering leaders to shift their focus to strategic initiatives that drive long term business value.
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
•Designed for People Leaders. Effective business leadership is critical to maximizing employee engagement and successful business performance. Our platform is purpose-built to provide people leaders with the tools they need to optimize every aspect of people management. With our end-to-end HCM functionality and deep analytics capabilities, people leaders can streamline people management functions, surface actionable insights, facilitate successful hiring, meaningfully engage their employees, and focus people management on strategic initiatives that drive business value. Our COR Leadership Framework empowers organizations to transform frontline managers into effective leaders through focused coaching for employees, optimizing performance and retaining top talent.

Our Market Opportunity

We estimate our current annual recurring market opportunity is $33 billion in the U.S. and we expect the opportunity to grow as the number of SMBs increase and we continue to expand our product portfolio. To estimate our market opportunity, we identified the number of companies in the U.S. with an employee count between 10 and 1,000. Based on data from the U.S. Bureau of Labor Statistics released in January 2023, there were approximately 1.3 million businesses with between 10 to 1,000 employees, totaling 60.8 million employees within our target demographic. We then applied our $45 total list PEPM rate as of June 30, 2023 for our full suite of products including Cor HCM, Workforce Management, Benefits Administration, and Talent Management to derive our current total addressable market opportunity of $33 billion.

Growth Strategy

We intend to capitalize on our market opportunity with the following key growth strategies:

•Expand Sales Coverage. We believe there is substantial opportunity to continue to broaden our customer base. As of June 30, 2023, we had approximately 30,400 customers, which represented a small percentage of the U.S. market for HCM and payroll solutions. As a result of our historical footprint, a significant majority of our revenue is derived from the Great Lakes and Southeast regions of the United States. We focus our sales resources in the top 50 most densely populated United States cities. We intend to drive new customer additions by expanding our sales coverage, primarily in Tier 1 markets, where there is a substantial opportunity to grow our sales coverage and customer base. Sales coverage in Tier 1 markets increased from 28% to 36% in the last fiscal year. This is compared to 42% coverage in Tier 2 markets, or the subsequent 15 most populous U.S. metropolitan markets and 65% coverage in Tier 3 markets, or the 20 subsequent most populous U.S. metropolitan markets. We believe that our go-to-market strategy positions us well to scale our business efficiently and effectively into these markets.
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
•Pursue Strategic M&A. We have successfully acquired and integrated several businesses that complement and enhance our software and technology capabilities. In October 2022, we acquired Talenya Ltd., an artificial intelligence-driven solution for talent sourcing and recruiting employees, which is fully integrated. In May 2023, we acquired Verb, Inc., a modern behavioral science-based microlearning solution, which we continue to integrate. We plan to continue to take a disciplined approach to identifying and evaluating potential acquisitions, ensuring we pursue strategies that expand the depth of our product portfolio and drive revenue growth through cross sale opportunities. Our focused M&A strategy will help us to continue to drive growth and expand our market footprint and product leadership.

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
•Payroll: Fully-featured payroll and tax compliance engine with federal, state, and local tax support. Enables users to manage the entire payroll process including set-up, payroll processing, reporting, direct deposit, check print, pay cards, and on-demand pay access. Provides payroll administrators with flexibility to make updates on the fly to current and future payroll cycles and see the results in real time. The solution is accompanied by services to assist leaders with filing compliance forms with multiple levels of government to fulfill company obligations.
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
•Mobile: Native iOS and Android app designed for employees and leaders to have access to the HCM system from their preferred mobile device. Includes the ability for leaders and employees to process workflow approvals, manage time and attendance, view paystubs, manage benefits, provide peer recognition, access company learning, access company news, view the employee directory, and view employee documents.
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
•Employee Surveys: Pulse, our employee survey tool, gives leaders an accurate way to gather and convert employee feedback into insights for actionable plans. Designed to help leaders regularly gauge what employees are thinking and feeling in real time, the tool facilitates both light-weight pulse surveys and in-depth engagement surveys through a combination of quantitative and qualitative questions. Results are put through the natural language processing and sentiment analysis engines that use the power of AI to quickly categorize unstructured feedback by theme and positive/negative sentiment, so leaders do not have to spend precious time manually parsing results.
•Wallet: The Paycor Wallet provides employees financial wellness tools, offers employees early wage access up to 50% of their earned wages, and includes the Paycor Visa ® Payroll Card to allow employees to manage bill payments or to send money to other users, giving leaders more flexible pay options for their employees.
•Developer Portal: Our innovative Developer Portal makes it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. Leveraging powerful APIs, Paycor’s modern, extensible platform enables rapid development and partner integrations.
•COR Leadership Framework and Dashboard: Our COR Leadership Framework empowers organizations to transform frontline managers into effective leaders by teaching them how to effectively coach for employees, optimize performance and retain top talent. The COR Leadership Dashboard surfaces real-time insights on relevant employee data trends and uses direct employee feedback to evaluate and improve leadership effectiveness.

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

Benefits Administration
•Benefits: Benefits Advisor is a rules-based platform that simplifies benefit administration tasks while empowering employees to make smart, cost-effective decisions. The tool provides benefit administration capabilities for plan set-up and management, open enrollment with built in decision support for employees, life event-based enrollment for employees, and carrier connectivity to seamlessly pass enrollment information to benefit carriers.

Talent Management
•Recruiting: Helps customers quickly and efficiently attract, find and hire talent into their organization. Recruiting allows leaders to communicate with candidates, schedule interviews, extend offers, and seamlessly begin the employee onboarding experience. Recruiters can engage candidates through integrations with popular job boards, a gamified referral process, a fully branded careers site, and AI-powered job descriptions that help leaders reduce time to hire and attract top talent.
•Paycor Smart Sourcing: Paycor Smart Sourcing is cutting-edge AI-driven recruiting software that automatically sources quality talent faster and at a significantly lower cost. Paycor Smart Sourcing allows customers to reduce time to fill critical roles by sourcing both candidates that are actively looking to change jobs and passive candidates that are not actively seeking a new role. Additionally, Paycor Smart Sourcing helps companies execute against their diversity, equity and inclusion (“DE&I”) strategy by placing an emphasis on diverse candidates that are often overlooked by traditional recruiting systems.
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
•Paycor Paths: Paycor Paths helps organizations inspire positive and sustainable behavior change within their frontline leaders through a series of personalized micro-learning development journeys. Paths enables customers to deliver personalized and effective employee learning at scale.

Our Technology

Unified omnichannel experience
Mobile-led functionality
Easy-to-use browser interface
Powerful insights engine
HCM application tier
Advanced data storage
SQL
snowflake
Hybrid cloud storage
aws
Azure
Fully Redundant
99.9% Uptime
Interoperability Engine
API Layer
Robust security framework
End-to-End Encryption
Nacha
AICPA SOC
Privacy Shield Certified

Our technology is based on a multi-tenant SaaS framework and utilizes automated build-and-deploy processes to release updates to customers. This gives us an advantage over many disparate traditional systems which are less flexible and require longer and costly development and upgrade cycles. Our technology is powered by a hybrid cloud configuration leveraging geographically dispersed co-located data centers, as well as Cloud-hosted services from Microsoft Azure and Amazon Web Services. Our platform is designed to be flexible, scalable, and highly configurable and is built on a layer of cloud-native micro services, which supports the platform’s ability to easily integrate with other technologies in our customers’ digital ecosystems. In addition, customer data is stored in a modern database layer and accessed through a unified reporting system.

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

Our Customers

As of June 30, 2023, we served approximately 48,900 clients from over 30,400 parent customers. We target small and medium-sized businesses with tens to thousands of employees and we specialize in manufacturing, healthcare, restaurants, and professional services industries. We currently have more than 2.5 million active employees on our platform.

Sales and Marketing

We sell our solutions through a direct sales team, comprised of field sales, insides sales and client sales, each organized by customer size, geography, and industry. Our field sales team focuses on generating new sales to prospects with more than 50 employees, while our inside sales team drives new sales to organizations with less than 50 employees. Our client sales team cross-sells additional bundles to existing customers. Our sales professionals are trained to take a consultative approach to uncover the specific challenges and industry-specific nuances faced by customers and ensure the right solutions are provided. Our sales footprint has historically been concentrated in Tier 2 and Tier 3 markets. We believe there is an attractive opportunity to continue to grow our sales teams in Tier 1 markets.

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

As of June 30, 2023, our sales and marketing organization included over 550 sales professionals.

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

We expensed research and development costs through our consolidated statements of operations of $54.3 million and $43.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. Additionally, we capitalized research and development costs on our consolidated balance sheets of $40.0 million and $29.8 million for the fiscal years ended June 30, 2023 and 2022, respectively. Our research and development personnel are principally located in the U.S., with many of our associates operating virtually. We seek to hire highly experienced personnel wherever they are physically located.

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

Human Capital

As of June 30, 2023, we employed approximately 2,800 associates, nearly all of whom are full-time, with the majority working virtually. Less than 5% of our associates reside internationally. We add temporary workers for business peaks and engage consultants for specialized functions. Our associates are not represented by labor unions, nor have we experienced a work stoppage.

As a human capital management company, we know first-hand how important leaders and culture are in driving business performance and employee engagement. Paycor earned a Top Workplaces USA award in 2023, 2022 and 2021 by Energage, LLC. In 2022 and 2021, Paycor also received the Top Workplaces for Diversity, Equity and Inclusion (DE&I) Practices award by Energage, LLC, the results of which have not yet been announced for 2023. In 2023, we were also recognized with two additional cultural excellence awards in Innovation and Benefits and Compensation in 2022 by Energage, LLC.

Our Guiding Principles

Our culture is guided by principles that encourage our associates to thrive and bring their whole selves to work. Our guiding principles are designed to act as a North Star for our associates in how they work with a colleague, for a client or partner, and in the community:

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

Talent Acquisition and Development

Paycor strives to provide best-in-class benefits, performance rewards, and career development opportunities to attract and retain top talent. Paycor recently expanded family leave benefit options to include Elder Caregiver Leave, Sabbatical Program Leave, Military Support Leave, and Enhanced Bereavement Leave. Paycor also implemented a new more inclusive Employee Assistance Program, expanded medical plan coverage, and enhanced the well-being wallet. In an effort to further invest in our associates, bolster associate engagement and align our associates’ interests with shareholders’ objectives, Paycor provides a one-time, new hire equity grant to all eligible associates that vests over time.

Paycor has a dedicated Enterprise Learning and Experience team focused on delivering skilling opportunities for all associates through an ecosystem of classes, live events, workshops, and leadership program cohorts throughout the year. Associates have ready access to technical, leadership, professional, and health/wellness learning and development. Tuition, certification obtainment and renewals, and conference reimbursement are available pursuant to the enterprise strategy for delivering a comprehensive ecosystem where employees develop their skills, personal and professional wellness, and industry expertise during their employee experience at Paycor. Support for specific demographics is enhanced through programs designed to offer resources and allyship for women, veterans, people within minority or protected status, and people actively transitioning into new careers.

Diversity, Equity and Inclusion

DE&I is a priority at Paycor, and we strive to create a culture of inclusion and belonging for all. Our DE&I strategy is guided by four pillars that outline the foundation of our action steps as they relate to the goals of the entire organization.
1.Strategic Education and Awareness
2.Transparency in our Data
3.Equity of Pay, Hiring and Treatment of Targeted Populations
4.Purpose and Perspective

We established enterprise-wide goals to increase the inclusion and belonging of, and the representation of associates and leaders from underrepresented groups and plan to continue to evolve these goals over time to improve diversity of thought across the organization. In developing these goals, we conducted an internal needs assessment and concluded that our opportunities are to focus on educating associates, diversifying our clients and partner base by improving supplier and vendor diversity, providing transparency to our stakeholders, and recruiting, retaining and promoting diverse leadership and perspectives across the Company.

We work to create a culture that supports and embraces the rich mosaic of diversity in our associates, customers and partners. We are passionate about encouraging individuality and authenticity. We regularly review our workforce’s compensation to help ensure everyone is paid equally for equal work and address any unexplained gaps. We incorporate our DE&I strategy and learning into associate onboarding courses and leader training as our associates play a key role in fostering a culture of inclusion.

Additionally, our commitment to DE&I is reflected through our seven employee resource groups (“ERGs”). We believe our ERGs create a community of inclusion and belonging, and create a safe space for learning and dialogue around the celebrations and challenges that diverse communities face. Each ERG has an executive sponsor and is supported by senior leaders across the Company.

The table below summarizes our workforce demographics as of June 30, 2023:

Total
Gender Identity:
Female	51.7%
Male	48.3%
100.0%
Ethnicity:
Native American or Alaska Native	0.3%
Asian	6.5%
Black or African American	10.1%
Hispanic or Latinx	5.8%
Native Hawaiian or other Pacific Islander	0.2%
Two or More Races	3.2%
White	67.5%
Undisclosed*	6.4%
100.0%
* Associates either elected not to disclose their ethnicity or are part of the Company’s global workforce outside of the U.S. where ethnicity data is not collected.

Community Giving

Giving back is in our DNA. We empower our associates to make a difference in a way that we believe is meaningful to them. We dedicate several days each year for Paycor It Forward, which provides associates the opportunity to put the power of Paycor behind a cause they believe in. Our Community Partners program is a grassroots organization funded by associates who choose to give their own time and resources to serve non-profit organizations across the country. The Paycor Community Impact Fund provides project grants to philanthropic organizations associates care about nation-wide.

Corporate Information

We are a Delaware corporation incorporated in August 2018. We completed our IPO in July 2021 and our common stock is listed on NASDAQ under the ticker symbol “PYCR.” Our principal executive offices are located at 4811 Montgomery Road, Cincinnati, Ohio 45212, and our telephone number is (800) 381-0053. Our website is www.paycor.com.

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
•The resulting effects of unauthorized access to our customers’ or their employees’ personal data as a result of a breach of our or our vendors’ securities measures, including by way of computer viruses, worms, phishing and ransomware attacks, malicious software programs, and other data security threats.
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

We have been rapidly growing our revenue and number of customers, and we will seek to do the same for the foreseeable future. However, the growth in our number of customers puts significant strain on our business, requires significant capital expenditures, and increases our operating expenses. To manage this growth effectively, we must attract, train, and retain a substantial number of qualified sales, implementation, customer service, software development, information technology, and management personnel. We also must maintain and enhance our technology infrastructure and our financial and accounting systems and controls. If we fail to effectively manage our growth, or we over-invest or under-invest in our business, our business and results of operations could suffer from the resultant weaknesses in our infrastructure, systems, or controls. We could also suffer operational mistakes, a loss of business opportunities, and employee losses. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. In addition, our revenue growth rates may decline in future periods because of several factors, including our failure to manage our growth effectively, our increased market penetration and the maturation of our business, slowing demand for our services, reductions in the number of employees by our customers, reductions in the number of our customers, or a decrease in the growth of the overall market, among other factors.

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

Our solutions involve the collection, processing, storage, use, disclosure, and transmission of customers’ and their employees’ confidential and proprietary information, including personal data, as well as financial and payroll data. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Attempts by others to gain unauthorized access to information technology systems and the data contained therein are becoming increasingly sophisticated and difficult to prevent. In particular, HCM software such as ours may be specifically targeted in cyber-attacks, including by way of computer viruses, worms, phishing attacks, ransomware, malicious software programs, and other data security threats, which could result in the unauthorized release, access, gathering, monitoring, encryption, misuse, loss, or destruction of our customers’ sensitive and/or confidential data (including personal data), or otherwise disrupt our customers’ or other third parties’ business operations. If cybercriminals, including those working in the capacity of hackers, State actors, inside threats, or cybercrime groups, can circumvent our security measures, or if we are unable to detect an intrusion into or misuse of our systems and contain such intrusion or misuse in a reasonable amount of time, our information and our customers’ personal data, including confidential and personal data, may be compromised. We seek to promptly detect and investigate all security incidents, mitigate any resulting loss or damage and prevent their recurrence, but, in some cases, we may be unaware of an incident or its magnitude and effects. There can be no assurance that our Information Technology (“IT”) security and recovery system will be sufficient to prevent or limit the damage from any future cyber-attack or disruptions or to allow us to reinstate any operations that were affected by such attack or disruption. Additionally, customers or other third parties may seek monetary damages from us in connection with any such breaches or other incidents.

Certain of our employees have access to personal data about our customers’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. Outside parties have fraudulently induced our employees in the past, and may also attempt to do so in the future, to disclose personal data via illegal electronic spamming, phishing, or other tactics. In addition, some of our third-party service providers and other vendors have access to certain portions of our IT system. Any failures, misconduct or negligence on the part of these service providers and vendors, including their respective employees and representatives, may cause material disruptions in our business and operations.

Although we have security measures in place to protect regulated and personal data, and to prevent data loss and other security breaches, these measures could be breached because of third-party action, employee error, third-party or employee malfeasance, or otherwise. Because the techniques used to obtain unauthorized access to or to sabotage systems change frequently, we may not be able to anticipate these techniques and implement adequate preventative or protective measures, including in a timely manner. While we currently maintain a cyber-liability insurance policy, our cyber liability insurance coverage may be inadequate or may not continue to be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

We have experienced data security incidents in the past, and expect to experience additional incidents in the future, however, to date no such incidents have been material to our business, operating results or financial condition. Any actual or perceived data security breach or incident could require notifications to data subjects, data owners, and/or other third parties (including regulators) under applicable data breach notification laws, damage our reputation, cause existing customers to discontinue the use of our solutions, prevent us from attracting new customers, or subject us to third-party lawsuits, regulatory fines, or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition.

If our IT systems, or the IT systems at our third-party service providers, were breached or attacked, the proprietary and confidential information of our company and our customers as well as personal data could be disclosed, and we may be required to incur substantial costs and liabilities, including the following:

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
•    Damage to our reputation.

As a result, any compromise of security of our IT systems, or those of our third-party service providers, or a cyber-attack of those systems could have a material adverse effect on our business, reputation, financial condition, and operating results.

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

We may pay our customers’ employees and taxing authorities amounts to which they are entitled from the respective customer for a particular payroll period before that customer’s electronic funds transfers are finally settled into our account. If a customer’s payment of those funds is rejected by any of the transferring banking institutions or otherwise fail to clear into our accounts, we may require additional sources of short-term liquidity or incur a loss and our operating results could be adversely affected.

Our payroll processing application moves significant funds from the account of a customer to their employees and relevant taxing authorities each payroll period. For larger funding amounts, we typically require customers to transfer the funds to us via fed wire in advance of paying the respective customer’s employees and taxing authorities, but on occasion, we process payroll prior to confirmation of receipt of such funds into our account. For smaller funding amounts, we debit a customer’s account prior to making any disbursements on its behalf, and under ACH banking regulations, funds previously credited could be reversed under certain circumstances and time frames after our payment of amounts due to the customer’s employees and taxing and other regulatory authorities. There is therefore a risk that the customer’s funds could be insufficient to cover the amounts we have already paid on its behalf. While such shortage and accompanying financial exposure has occurred only in very limited circumstances in the past, should customers default on their payment obligations to us in the future, we might be unable to recover substantial funds advanced to cover such obligations. Recent pressures on the banking system (and in particular, regional banks) could increase the likelihood of such defaults if our customers are not able to access their funds in a timely manner, such as was the case during the initial days of the Federal Deposit Insurance Corporation’s (“FDIC”) receivership of Silicon Valley Bank. Additionally, if our customers enter into bankruptcy or liquidation proceedings following such a default, we may be treated as an unsecured creditor and incur related expenses or fail to obtain the full amount of such obligation, resulting in a loss. For example, we have in the past had customers enter into Chapter 11 bankruptcy proceedings following a failure to fund their payroll obligations that we advanced. If such events were to occur in the future, we may incur a negative impact to our cash position and be required to seek additional sources of short-term liquidity, which may not be available on reasonable terms, if at all, and our operating results and our liquidity could be adversely affected, and our banking relationships could be harmed.

Further, if a customer were to dispute a payment transaction, including as a result of fraudulent activity involving our products, payment due from a customer could be delayed pending investigation and settlement of the dispute. Losses we incur from disputed transactions and any resulting impact on the timing and amount of the payments due from our customers could have a material and adverse effect on our business, results of operations and financial condition.

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

Our success depends in substantial part on our continuing ability to provide products and services that SMBs will find superior to our competitors’ product offerings and will continue to use. Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, to introduce, to market, and to gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, Android, and other software, and communication, browser, and database technologies. Additionally, we believe that providing insights from aggregated data, including those insights derived from advanced artificial intelligence (“AI”) and machine learning, may become increasingly important to the value that our solutions and services deliver to our customers. We intend to continue to invest significant resources in research and development to enhance our existing products and services and introduce new high-quality products that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our sales may suffer. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Furthermore, uncertainties about the timing and nature of new functionality, or new functionality to existing platforms or technologies, could increase our research and development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and have a material adverse effect on our business, financial condition, and results of operations.

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

We incurred losses from operations of $104.7 million and $139.6 million in the fiscal years ended June 30, 2023 and 2022, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2023, we had recorded a total of $767.7 million of goodwill and $260.5 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

Corporate investments and client funds that we hold are subject to market, interest rate, credit, and liquidity risks. The loss of these funds could have an adverse impact on our business.

We invest portions of excess cash and cash equivalents and funds held for customers in liquid, investment-grade marketable securities such as corporate bonds, commercial paper, asset-backed securities, U.S. treasury securities, money market securities, and other cash equivalents. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to liquidity and credit risks. Nevertheless, our corporate investments and client fund assets are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated, individually or in unison, during periods of unusual financial market volatility as has been, and may continue to be, experienced because of the COVID-19 pandemic, and more recently, when certain potential vulnerabilities and systemic risk in the banking and financial services sector were identified following the FDIC’s receivership of Silicon Valley Bank. Any loss of or inability to access our corporate investments or client funds could have adverse impacts on our business, results of operations, financial condition, and liquidity.

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

We may be adversely affected by the ongoing effects of inflation, supply chain disruption, labor shortages and other adverse macroeconomic conditions in the markets in which we and our customers operate.

Negative macroeconomic conditions, such as supply chain disruptions, labor shortages, extended periods of inflation and rising interest rates, are expected to continue to pose risks to our and our customers’ businesses for the foreseeable future. It is also possible that fiscal or monetary policies adopted in an attempt to curtail the broadening or protracted extension of these negative conditions could lead to an economic downturn or cause a recession in the U.S. or global economy. Further, recent bank failures and the follow-on effects of those events may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. If a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount in response to these conditions; we or our customers are unable (temporarily or otherwise) to access deposits or utilize existing sources of liquidity; there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in overall domestic production or consumption of goods and services more generally, our business, financial condition, and results of operations could be materially and adversely impacted.

We may be adversely impacted by an economic downturn or a recession in the U.S. or global economy.

If an economic downturn or recession emerges, including for the reasons identified above, we may experience declines in revenues, profitability and cash flows from lower customer demand, including as a result of customer workforce reductions, payment delays, collection difficulties, increased pricing pressures and other factors caused by the impact of adverse economic conditions on our customers. Although we believe that our cash flows from operations and available borrowing capacity under our credit facility will provide us with sufficient liquidity, adverse conditions in the financial and credit markets, lower consumer confidence and spending, inflation, higher labor, healthcare, and insurance costs, fluctuating fuel and commodities costs and their effects on the U.S. and global economies and markets are all examples of negative factors, which could cause customers to delay or forgo expansion of our solutions. These economic conditions may also reduce our customers’ operating budgets or ability to commit funds to purchase our solutions or renew their existing contracts with us. If an economic recession is followed by a slow and relatively weak recovery, the effects from a broadening or protracted extension of these negative economic conditions on our customers could have a significant adverse effect on our revenues, cash flows and results of operations.

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

Furthermore, our payroll processing module is essential to our customers’ timely payment of wages to their employees and other required payments to taxing and other regulatory authorities. Any interruption in our service may affect the availability, accuracy, or timeliness of these programs and could damage our reputation, cause our customers to terminate their relationship with us, or prevent us from gaining additional business from current or future customers.

In the future, we may experience issues or interruption with our service delivery platform caused by the following factors:

•    Human error.
•    Telecommunications failures or outages from third-party providers.
•    Computer viruses, cyber-attacks or other security breaches.
•    Acts of terrorism, sabotage, intentional acts of vandalism, or other misconduct.
•    Tornadoes, fires, earthquakes, hurricanes, floods, and other natural disasters.
•    Power loss.
•    Other unforeseen interruptions or damages.

If our SaaS delivery model or our customers’ ability to access our platform is interrupted, customer and employee data may be temporarily or permanently lost, and we could be exposed to significant claims by customers, particularly if the access interruption is associated with problems in the timely delivery of funds payable to employees or taxing and other regulatory authorities. Further, any adverse changes in service levels at our data centers resulting from damage to or failure of such centers could result in disruptions in our services. We also may decide to employ additional offsite data centers in the future to accommodate anticipated growth. Problems faced by our data center locations (such as a hardware failure or shortage or other supply chain disruption) and/or with the telecommunications network providers with whom we contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. Further, any significant instances of system downtime or performance problems at our data centers could negatively affect our reputation and ability to attract new customers, prevent us from gaining new or additional business from our current customers, or cause our current customers to terminate their use of our solutions, any of which would adversely impact our revenues. In addition, if our cloud-based infrastructure and data centers fail to support increased capacity due to growth in our business, our customers may experience interruptions in the availability of our solutions. Such interruptions may reduce our revenues, cause us to issue refunds to customers, or adversely affect our retention of existing customers, any of which could have a negative impact on our business, operating results, or financial condition.

In addition, our third-party providers have experienced, and may in the future experience, security breaches, service interruptions or delays, and performance degradation in their services. For example, Microsoft has employed changes in their Azure environment that have impacted us. The Microsoft Azure changes created unavailability of their applications for a period of time that reduced our employees’ productivity and effectiveness and resulted in service disruptions. Despite precautions our third-party providers may take, security breaches, outages, delays, or impact to computing performance in third-party provider services could also harm our business.

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

Certain of our products and services use data-driven insights to help our clients manage their businesses more efficiently. Further, our ability to provide data-driven insights using AI or machine learning may also be constrained by current or future regulatory requirements, statutes or ethical considerations that could restrict or impose burdensome and costly requirements on our ability to leverage data in innovative ways.

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

As of June 30, 2023, we had no outstanding debt and $200.0 million of borrowing capacity under our senior secured revolving credit facility (see Note 9 to our Consolidated Financial Statements - “Debt Agreements and Letters of Credit”). To the extent that our cash flows from operations are not sufficient to meet our current and future financial obligations, including funding our operations and capital expenditures, our level of indebtedness may increase from time to time. Borrowings under the credit facility are secured by first-priority perfected security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions. In addition, the agreement under which the credit facility is provided to us contains affirmative and negative financial covenants and other restrictions and limitations that could have important consequences to us, including restricting our ability to pursue significant business opportunities and to engage in other actions that we may believe are advisable or necessary for our business. The breach of any of these covenants or restrictions could result in a default under our credit agreements that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay our debt, creditors would have the right to proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our credit facility and may not be able to repay the amounts due. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Apax Partners beneficially owned approximately 112,179,392 shares of our common stock, or 63.4% at July 31, 2023. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

Our IPO occurred in July 2021. Therefore, there has been a public market for our Class A common stock for a short period of time. Although we have listed our common stock on the Nasdaq under the symbol “PYCR”, an active trading market for our common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity, and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline and you may not be able to sell your shares of our common stock at the price you purchased it, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 176,863,070 outstanding shares of our common stock as of July 31, 2023. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters in Cincinnati, Ohio, which occupies 135,577 square feet. We also lease space in data centers in Ohio and Illinois, space in Texas for our distribution center as well as office space in Serbia. We believe that these facilities are suitable for our current operations, and upon the expiration of the terms of the leases, we believe we could renew these leases or find suitable space elsewhere on acceptable terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see Note 18 to our Consolidated Financial Statements - “Commitments and Contingencies.”

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On July 21, 2021, our common stock began trading on NASDAQ under the ticker symbol “PYCR.” Prior to that, there was no public trading market for our common stock.

As of July 31, 2023, there were 82 holders of record of our common stock. This figure does not include “street” holders whose shares of our common stock are held of record by banks, brokers and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly “Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” and other factors disclosed previously in our other filings with the Securities and Exchange Commission (“SEC”).

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our” and similar references refer to the Company and its consolidated subsidiaries.

For comparisons of our results of operations for the fiscal years ended June 30, 2023 and 2022, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on August 24, 2022 (“2022 Form 10-K”).

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with tens to thousands of employees. Our unified, cloud-native platform is designed to empower leaders to build winning teams by modernizing people management. Our Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of June 30, 2023, approximately 30,400 customers across all 50 states trusted us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers, and as our customers add more employees and purchase additional product modules. Our highly recurring revenue model provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our four HCM software bundles and nonrefundable implementation fees, which represented approximately 94% of total revenue for the fiscal year ended June 30, 2023. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size and geography. The number of unique visitors to our website drives brand awareness and demand generation. We generated more than 9.2 million unique visitors to our website during the fiscal year ended June 30, 2023.

The table below sets forth selected results of operations for the fiscal years ended June 30, 2023 and 2022.

	Fiscal Year Ended
	June 30,
(in thousands)	2023	2022
Total Revenue	$552,692	$429,387
Loss from Operations	$(104,655)	$(139,620)
Operating Margin	(18.9)%	(32.5)%
Adjusted Operating Income*	$82,573	$47,491
Adjusted Operating Income Margin*	14.9%	11.1%
Net Loss	$(93,215)	$(108,017)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

Impact of Adverse Macroeconomic Conditions

Negative macroeconomic conditions, such as supply chain disruptions, labor shortages, extended periods of inflation and rising interest rates, are expected to continue to pose risks to our and our customers’ businesses for the foreseeable future and may impact our business. It is also possible that fiscal or monetary policies adopted in an attempt to curtail the broadening or protracted extension of these negative conditions could lead to an economic slowdown or cause a recession in the U.S. or global economy. Further, recent bank failures and the follow-on effects of those events may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. If a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount in response to these conditions, we or our customers are unable (temporarily or otherwise) to access deposits or utilize existing sources of liquidity, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in overall domestic production or consumption of foods and services more globally, our business, financial condition, and results of operations could be materially and adversely impacted.

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

As of June 30, 2023 and 2022, we had approximately 30,400 and 29,800 customers, respectively, representing a period-over-period increase of 2.0%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of June 30, 2023 and 2022, we had approximately 48,900 and 47,100 client accounts, respectively. We also track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of June 30, 2023 and 2022, we had approximately 2.5 million and 2.3 million customer employees, respectively.

In addition, we are focused on expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. Brokers remained an integral part of our sales approach and influenced over 40% of field bookings during the fiscal year ended June 30, 2023.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. Our “effective PEPM,” which we define as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period, was approximately $18 and $16 for the fiscal years ended June 30, 2023 and 2022, respectively. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention, which was approximately 100% and 98% for the fiscal years ended June 30, 2023 and 2022, respectively. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period.

Our net revenue retention has continued to trend favorably since the COVID-19 pandemic and has reached a new record this year. Our net revenue retention was negatively impacted during the early stages of the COVID-19 pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal 2019, we acquired Ximble’s scheduling solution and in fiscal 2020, we released Paycor Analytics. In fiscal 2021, we released our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. In fiscal 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based microlearning platform to enhance our industry-leading talent management solution with Paycor Paths. We also released AI-generated Job Descriptions, Paycor Wallet, and the COR Leadership Framework and Dashboard. As a result of these and other product launches, we have increased the total list PEPM for our full suite of products to $45 as of June 30, 2023 from $42 as of June 30, 2022. Our effective PEPM was approximately $18 and $16 for the fiscal years ended June 30, 2023 and 2022, respectively. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

Under the terms of the MEP, one-half of the MEP incentive units vest based on the holder’s service time. Vesting for the second half of the MEP incentive units is established based on our performance relative to the amount originally invested by Pride Aggregator, with the performance calculations defined in the MEP, which were triggered by our IPO (an implied performance condition).

Upon the closing of our IPO, and due to an election by the Apax Funds, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, we estimated fair value as of the modification date.

The Modified MEP Incentive Units are accounted for as equity awards and the compensation expense calculated based upon the fair value of the Modified MEP Incentive Units at the modification date is recognized as the Modified MEP Incentive Units vest. We estimate the fair value of the Modified MEP Incentive Units based upon the IPO price adjusted for a floor amount established at the grant date and other liquidation preferences in accordance with the terms of the MEP. See Note 14 to our Consolidated Financial Statements - “Equity Compensation Plans.”

We redeemed the Series A Redeemable Preferred Stock in connection with, and using proceeds from, our IPO. The redemption price per share was equal to 101% of the liquidation preference, plus accrued and unpaid dividends to the redemption date, or approximately $260.0 million. See Note 12 to our Consolidated Financial Statements - “Redeemable Noncontrolling Interests” for more information.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.7 million as of June 30, 2023, with $19.9 million of revenue recognized for the fiscal year ended June 30, 2023. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $17.0 million as of June 30, 2022, with $19.5 million of revenue recognized for the fiscal year ended June 30, 2022.

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

We amortized $26.1 million and $17.3 million of capitalized contract fulfillment costs during the fiscal years ended June 30, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $33.5 million and $41.4 million of capitalized internal-use and acquired software costs during the fiscal years ended June 30, 2023 and 2022, respectively.

Our cost of revenues is expected to increase in absolute dollars as we expand our customer base. However, in the long-term we expect cost of revenues to reduce as a percentage of total revenues as our business scales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, marketing, advertising and promotion expenses, including amortization expense associated with the naming rights agreement for the Cincinnati Bengals football stadium (the “Naming Rights Agreement”), and other related costs. We capitalize certain commission costs related to new contracts or purchases of additional services by our existing customers and amortize such items over a period of six years.

We amortized $20.4 million and $14.2 million of capitalized contract acquisition costs during the fiscal years ended June 30, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $89.0 million and $82.6 million of intangible assets, excluding acquired software amortized through cost of revenues, during the fiscal years ended June 30, 2023 and 2022, respectively. The increase in amortization expense in the fiscal year ended June 30, 2023 is attributable to our asset acquisitions.

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

	Fiscal Years Ended
	June 30,
(in thousands)	2023	2022
Capitalized software	$39,981	$29,831
Research and development expenses	$54,263	$43,140

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Refer to Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our 2022 Form 10-K, for a discussion and comparison of results for the fiscal years ended June 30, 2022 and June 30, 2021.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$518,874	$427,032
Interest income on funds held for clients	33,818	2,355
Total revenues	552,692	429,387
Cost of revenues	187,140	168,188
Gross profit	365,552	261,199
Operating expenses:
Sales and marketing	212,094	170,629
General and administrative	203,850	187,050
Research and development	54,263	43,140
Total operating expenses	470,207	400,819
Loss from operations	(104,655)	(139,620)
Interest expense	(4,638)	(541)
Other income	4,630	1,570
Loss before benefit for income taxes	(104,663)	(138,591)
Income tax benefit	(11,448)	(30,574)
Net loss	$(93,215)	$(108,017)

Comparison of the Fiscal Years Ended June 30, 2023 and June 30, 2022

Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Revenues:
Recurring and other revenue	$518,874	$427,032	$91,842	22%
Interest income on funds held for clients	33,818	2,355	31,463	1,336
Total revenues	$552,692	$429,387	$123,305	29%

Total revenues for the fiscal years ended June 30, 2023 and 2022 were $552.7 million and $429.4 million, respectively. For the fiscal years ended June 30, 2023 and 2022, recurring and other revenue accounted for $518.9 million and $427.0 million, respectively. Additionally, interest income on funds held for clients accounted for $33.8 million and $2.4 million, respectively, for the fiscal years ended June 30, 2023 and 2022. Total revenues increased primarily as a result of an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients. See Note 5 to our Consolidated Financial Statements - “Funds Held for Clients” for more information.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the fiscal years ended June 30, 2023 and 2022 were $1,044.1 million and $931.7 million, respectively.

Cost of Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Cost of revenues	$187,140	$168,188	$18,952	11%
Percentage of total revenues	34%	39%
Gross profit	$365,552	$261,199	$104,353	40%
Percentage of total revenues	66%	61%

Total cost of revenues for the fiscal years ended June 30, 2023 and 2022 were $187.1 million and $168.2 million, respectively. Our total cost of revenues increased primarily as a result of a $21.0 million increase in employee-related costs to support new customers, including $2.4 million of stock-based compensation expense, a $8.8 million increase in amortization of deferred contract costs and a $6.0 million increase in amortization expense relating to capitalized software, partially offset by a $14.0 million decrease in amortization expense relating to software acquired in November 2018 which had fully amortized during the fiscal year ended June 30, 2022, a $0.8 million decrease in depreciation expense and a $0.6 million decrease in professional services, consulting fees and other costs.

Operating Expenses

Sales and Marketing

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Sales and marketing	$212,094	$170,629	$41,465	24%
Percentage of total revenues	38%	40%

Sales and marketing expenses for the fiscal years ended June 30, 2023 and 2022 were $212.1 million and $170.6 million, respectively. The increase in sales and marketing expenses was primarily the result of a $16.1 million increase in employee-related costs, which includes a $3.1 million decrease in stock-based compensation expense, a $12.6 million increase in amortization expense associated with the Naming Rights Agreement and advertising expenses, a $6.2 million increase in amortization expense associated with costs to obtain a contract, a $4.3 million increase in travel and event related expenses, a $1.2 million increase in professional services, consulting fees and other costs and a $1.1 million increase in licensing fees.

General and Administrative

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
General and administrative	$203,850	$187,050	$16,800	9%
Percentage of total revenues	37%	44%

General and administrative expenses for the fiscal years ended June 30, 2023 and 2022 were $203.9 million and $187.1 million, respectively. The increase in general and administrative expenses was primarily driven by a $8.1 million increase in professional services, consulting fees and other costs, a $7.9 million increase in employee-related costs, which includes $4.6 million of stock-based compensation expense, a $6.4 million increase in intangible amortization expense primarily associated with an asset acquisition completed in February 2021, including the capitalization of earnout payments and a $1.2 million increase in licensing fees, partially offset by a $7.3 million decrease in loss from exiting leases of certain facilities.

Research and Development

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Research and development	$54,263	$43,140	$11,123	26%
Percentage of total revenues	10%	10%

Research and development expenses for the fiscal years ended June 30, 2023 and 2022 were $54.3 million and $43.1 million, respectively. The increase in research and development expenses was primarily the result of a $7.6 million increase in employee-related costs, including a $2.9 million increase in stock-based compensation expense, a $2.5 million increase in licensing fees and a $1.1 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Interest expense	$4,638	$541	$4,097	757%
Percentage of total revenues	<1%	<1%

Interest expense for the fiscal years ended June 30, 2023 and 2022 was $4.6 million and $0.5 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the Naming Rights Agreement.

Other income

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Other income	$4,630	$1,570	$3,060	195%

Other income for the fiscal years ended June 30, 2023 and 2022 was $4.6 million and $1.6 million, respectively. Other income for the fiscal year ended June 30, 2023 primarily consists of interest income earned on operating cash. Other income for the fiscal year ended June 30, 2022 primarily consists of $1.4 million relating to the recognition of income deferred on an installment sale due to the receipt of the remaining proceeds.

Income tax benefit

Income tax benefit for the fiscal years ended June 30, 2023 and 2022 was $11.4 million and $30.6 million, respectively, reflecting effective tax rates for those periods of 10.9% and 22.1%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized during the current period, prior year research and development tax credits and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the fiscal year ended June 30, 2023.

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

Adjusted Gross Profit was $380.0 million and $287.2 million, or 68.7% and 66.9% of total revenue, for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted Gross Profit increased for the fiscal year ended June 30, 2023, primarily driven by the increase in total revenue from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Gross Profit*	$365,552	$261,199
Gross Profit Margin	66.1%	60.8%
Amortization of intangible assets	5,326	19,313
Stock-based compensation expense	9,077	6,649
Adjusted Gross Profit*	$379,955	$287,161
Adjusted Gross Profit Margin	68.7%	66.9%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $1.8 million and $2.6 million for the fiscal years ended June 30, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $28.1 million and $22.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of deferred contract costs of $26.1 million and $17.3 million for the fiscal years ended June 30, 2023 and 2022, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as loss from operations before amortization of acquired intangible assets and Naming Rights, stock-based compensation expense, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $82.6 million and $47.5 million for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted Operating Income increased for the fiscal year ended June 30, 2023, primarily driven by an increase in total revenue, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Loss from Operations	$(104,655)	$(139,620)
Operating Margin	(18.9)%	(32.5)%
Amortization of intangible assets	98,248	101,959
Stock-based compensation expense	78,225	71,376
Loss on lease exit*	1,789	9,112
Corporate adjustments**	8,966	4,664
Adjusted Operating Income	$82,573	$47,491
Adjusted Operating Income Margin	14.9%	11.1%

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2023 relate to costs associated with secondary offerings completed in December 2022 (“December 2022 Secondary Offering”) and September 2022 (“September 2022 Secondary Offering”) of $2.2 million, professional, consulting, and other costs of $4.3 million, and transaction expenses and other costs of $2.5 million. Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, transaction expenses and costs associated with the Paltech Solutions, Inc. (“7Geese”) acquisition and other transactions totaling $0.2 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.1 million and costs associated with a secondary offering completed in October 2021 (“October 2021 Secondary Offering”) of $1.0 million.

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

Adjusted Sales and Marketing expense was $175.8 million and $135.1 million for the fiscal years ended June 30, 2023 and 2022. Adjusted Sales and Marketing expenses increased for the fiscal year ended June 30, 2023, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts, an increase in travel and event related expenses, an increase in professional services, consulting fees and other costs and an increase in licensing fees.

Adjusted General and Administrative expense was $77.0 million and $68.2 million for the fiscal years ended June 30, 2023 and 2022. Adjusted General and Administrative expenses increased for the fiscal year ended June 30, 2023, primarily driven by additional employee-related costs, and an increase in professional services, consulting fees and other costs.

Adjusted Research and Development expense was $44.6 million and $36.4 million for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted Research and Development expenses increased for the fiscal year ended June 30, 2023, primarily driven by an increase in employee-related costs, an increase in licensing fees and an increase in professional services, consulting fees and other costs.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Sales and Marketing expense	$212,094	$170,629
Amortization of intangible assets	(3,882)	—
Stock-based compensation expense	(32,444)	(35,507)
Corporate adjustments*	—	(53)
Adjusted Sales and Marketing expense	$175,768	$135,069
General and Administrative expense	$203,850	$187,050
Amortization of intangible assets	(89,040)	(82,646)
Stock-based compensation expense	(27,056)	(22,467)
Loss on lease exit**	(1,789)	(9,112)
Corporate adjustments***	(8,966)	(4,611)
Adjusted General and Administrative expense	$76,999	$68,214
Research and Development expense	$54,263	$43,140
Stock-based compensation expense	(9,648)	(6,753)
Adjusted Research and Development expense	$44,615	$36,387

*    Corporate adjustments for the fiscal year ended June 30, 2022 relate to costs associated with becoming a public company.
**    Represents exit costs due to exiting leases of certain facilities.
***    Corporate adjustments for the fiscal year ended June 30, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $2.2 million, professional, consulting, and other costs of $4.3 million, and transaction expenses and other costs of $2.5 million. Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.0 million, transaction expenses and costs associated with the 7Geese acquisition and other transactions totaling $0.2 million, and costs associated with the October 2021 Secondary Offering of $1.0 million.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as loss before benefit for income tax after adjusting for amortization of acquired intangible assets and Naming Rights, accretion expense associated with the Naming Rights, stock-based compensation expense, gain or loss on the extinguishment of debt, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income

Attributable to Paycor HCM, Inc. divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $66.8 million and $35.9 million for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the fiscal year ended June 30, 2023, primarily driven by an increase in total revenue, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Net loss before benefit for income taxes	$(104,663)	$(138,591)
Loss on debt amendment	—	35
Amortization of intangible assets	98,248	101,959
Naming rights accretion expense	4,228	—
Gain on installment sale	—	(1,359)
Stock-based compensation expense	78,225	71,376
Loss on lease exit*	1,789	9,112
Corporate adjustments**	8,966	4,664
Non-GAAP adjusted income before applicable income taxes	86,793	47,196
Income tax effect on adjustments***	(19,962)	(11,327)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$66,831	$35,869

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.38	$0.21
Adjusted shares outstanding****	176,361,654	173,774,540
* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $2.2 million, professional, consulting, and other costs of $4.3 million, and transaction expenses and other costs of and $2.5 million. Corporate adjustments for the fiscal year ended June 30, 2022 relate to certain restructuring costs of $0.4 million, transaction expenses and costs associated with the 7Geese acquisition and other transactions totaling $0.2 million, as well as costs associated with becoming a public company, including the implementation of a new enterprise-resource planning system and professional, consulting, and other costs of $3.1 million, and costs associated with the October 2021 Secondary Offering of $1.0 million.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 23.0% for the fiscal year ended June 30, 2023 and 24.0% for the fiscal year ended June 30, 2022.

**** The adjusted shares outstanding for the fiscal year ended June 30, 2023 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect. The adjusted shares outstanding for the fiscal year ended June 30, 2022 assume the conversion of the Series A Preferred Stock as if it would have occurred on July 1, 2021, based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $95.2 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of June 30, 2023, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of June 30, 2023, we had deferred revenue of $18.7 million, of which $13.1 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

Borrowings under the Revolving Credit Facility, if any, have variable interest rates. During the periods covered by this report, the variable interest rates were equal to, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of Eurocurrency borrowings, the LIBOR or Benchmark Replacement Secured Overnight Financing Rate (“SOFR”) based rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of Eurocurrency borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of Eurocurrency borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2023, we were in compliance with all covenants under the Credit Agreement.
 Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the fiscal years ended June 30, 2023 and 2022.

	Fiscal Year Ended
(in thousands)	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$48,115	$24,351
Net cash used in investing activities	(192,962)	(84,550)
Net cash (used in) provided by financing activities	(659,048)	1,183,031
Impact of foreign exchange on cash and cash equivalents	18	91
Net change in cash and cash equivalents	(803,877)	1,122,923
Cash and cash equivalents at beginning of period	1,682,923	560,000
Cash and cash equivalents at end of period	$879,046	$1,682,923

Operating Activities

Net cash provided by operating activities was $48.1 million and $24.4 million for the fiscal years ended June 30, 2023 and 2022, respectively. The change in operating activities for the fiscal year ended June 30, 2023 reflects a decrease in net loss and an increase in adjustments to add back non-cash items, partially offset by net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $193.0 million and $84.6 million, for the fiscal years ended June 30, 2023 and 2022, respectively. The change in investing activities for the fiscal year ended June 30, 2023 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio and the purchase consideration paid for our acquisitions of Talenya and Verb.

Financing Activities

Net cash used in financing activities was $659.0 million for the fiscal years ended June 30, 2023 and consisted primarily of a decrease in funds held to satisfy client fund obligations. Net cash provided by financing activities was $1,183.0 million for the fiscal year ended June 30, 2022 and consisted primarily of an increase in funds held to satisfy client fund obligations and proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by cash used for the redemption of our Series A Redeemable Preferred Stock and increased net repayments of long-term debt.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2023:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Revolving credit facility	$—	$—	$—	$—	$ —
Operating lease obligations	24,867	5,267	8,578	4,987	6,035
Capital lease obligations	664	323	341	—	—
Purchase obligations (1)	180,446	32,958	50,636	17,715	79,137
Total	$205,977	$38,548	$59,555	$22,702	$85,172
______________________
(1)Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. These obligations primarily include the Naming Rights Agreement, sponsorship agreements, software licensing, and support services.

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

In the event the Federal Reserve continues to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under that facility bear interest at variable rates at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR based rate) plus a spread, or if higher, the prime rate. As of June 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. See Note 2 to our Consolidated Financial Statements - “Summary of Significant Accounting Policies” included elsewhere in this report for more detailed information regarding our critical accounting policies.

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

We elected to perform a qualitative assessment during the fiscal years ended June 30, 2023 and 2022 and determined for both periods that it is not more likely than not that the fair value is less than its carrying amount.

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

Other intangible assets also include the 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company the exclusive Naming Rights to Paycor Stadium, home to the Cincinnati Bengals since 2000 that we entered into on August 7, 2022. The intangible asset reflects the Naming Rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium and has been recorded as an intangible asset within the consolidated balance sheets in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. Calculating the fair value of the Naming Rights included certain estimates and assumptions regarding the allocation of the contractual cash flows to the Naming Rights as well as other rights conveyed in the contract and the appropriate discount rate to apply to the cash flow stream.

Adoption of Accounting Pronouncements

For a description of recently adopted accounting standards, see Note 2 to our Consolidated Financial Statements - “Summary of Significant Accounting Policies - Recently Adopted Accounting Standards” appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal year ended June 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of June 30, 2023, we had cash and cash equivalents totaling $95.2 million and funds held for clients of $1,049.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed to be other-than-temporary. We have not recorded any other-

than-temporary impairment losses to date. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2023.

We are also exposed to changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including European Union and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Borrowings under the Revolving Credit Facility bear interest at a variable rate based on Benchmark Replacement SOFR, as administered by the Intercontinental Exchange Benchmark Administration for deposits in dollar, plus an applicable margin.

At June 30, 2023, we had no outstanding debt under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Item 8. Financial Statements and Supplementary Data

Paycor HCM, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paycor HCM, Inc. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that relates to accounts or disclosures that are (1) material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Accounting for the Cincinnati Bengals Stadium Naming Rights

Description of the matter	As described in Note 8 of the consolidated financial statements, the Company entered into an agreement with the Cincinnati Bengals of the National Football League that grants the Company exclusive naming rights to the stadium. Contractual payments under the naming rights agreement began in August 2022 and will end in 2038. The Cincinnati Bengals stadium naming rights were recorded as an intangible asset within the consolidated balance sheet in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the naming rights to the Cincinnati Bengals stadium, including signage on and around the stadium and co-branding and shared promotion.

Auditing the Company’s accounting for its naming rights agreement with the Cincinnati Bengals was complex given the agreement included multiple elements which required judgment as to the unit of account and measurement. The fair value of the Cincinnati Bengals stadium naming rights intangible asset was determined based on the present value of the future contractual cash flows. The significant assumptions used to estimate the fair value of the Cincinnati Bengals stadium naming rights intangible asset included the future contractual cash flows attributable to the naming rights and the discount rate that reflected the expectations of a market participant.

How we addressed the matter in our audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for and valuation of the Cincinnati Bengals stadium naming rights intangible asset assessment process. This involved testing controls over management’s review of the contract and related accounting assessment, including identification of appropriate units of account, the applicable accounting guidance and the corresponding accounting treatment. In addition, we tested controls over management’s review of the discount rate and the completeness and accuracy of the data used in the future contractual cash flows valuation model.

Our audit procedures included, among others, evaluating the identified unit of account, applicable accounting guidance and the corresponding accounting treatment based on our inspection of the Cincinnati Bengals stadium naming rights agreement. To test the estimated fair value of the Cincinnati Bengals stadium naming rights intangible asset, we performed procedures to assess the Company’s valuation method, analyze the discount rate, and evaluate the completeness and accuracy of the underlying data used in the valuation. To assess the discount rate, we evaluated the methodology utilized and performed sensitivity analyses over the discount rate. We involved our specialists to assist in our evaluation of the valuation methodology and significant assumptions used by the Company, including the future contractual cash flows and discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Cincinnati, Ohio
August 28, 2023

Paycor HCM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2023	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$95,233	$133,041
Accounts receivable, net	30,820	21,511
Deferred contract costs	54,448	37,769
Prepaid expenses	10,448	9,421
Other current assets	2,581	1,874
Current assets before funds held for clients	193,530	203,616
Funds held for clients	1,049,156	1,715,916
Total current assets	1,242,686	1,919,532
Property and equipment, net	34,573	31,675
Operating lease right-of-use assets	16,834	—
Goodwill	767,738	750,155
Intangible assets, net	260,472	263,069
Capitalized software, net	53,983	40,002
Long-term deferred contract costs	162,657	125,705
Other long-term assets	2,232	1,179
Total assets	$2,541,175	$3,131,317
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,350	$13,945
Accrued expenses and other current liabilities	24,119	13,907
Accrued payroll and payroll related expenses	43,858	44,592
Deferred revenue	13,083	11,742
Current liabilities before client fund obligations	109,410	84,186
Client fund obligations	1,053,926	1,719,047
Total current liabilities	1,163,336	1,803,233
Deferred income taxes	18,047	31,895
Long-term operating leases	16,061	—
Other long-term liabilities	70,047	11,458
Total liabilities	1,267,491	1,846,586
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 176,535,236 shares outstanding at June 30, 2023 and 174,909,539 shares outstanding at June 30, 2022	177	175
Treasury stock, at cost, 10,620,260 shares at June 30, 2023 and June 30, 2022	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at June 30, 2023 and June 30, 2022	—	—
Additional paid-in capital	2,011,194	1,926,800
Accumulated deficit	(489,495)	(395,389)
Accumulated other comprehensive loss	(3,118)	(1,781)
Total stockholders' equity	1,273,684	1,284,731
Total liabilities and stockholders' equity	$2,541,175	$3,131,317

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

	Fiscal Year Ended June 30,
	2023	2022	2021
Revenues:
Recurring and other revenue	$518,874	$427,032	$350,956
Interest income on funds held for clients	33,818	2,355	1,821
Total revenues	552,692	429,387	352,777
Cost of revenues	187,140	168,188	154,487
Gross profit	365,552	261,199	198,290
Operating expenses:
Sales and marketing	212,094	170,629	106,123
General and administrative	203,850	187,050	145,480
Research and development	54,263	43,140	36,020
Total operating expenses	470,207	400,819	287,623
Loss from operations	(104,655)	(139,620)	(89,333)
Other (expense) income:
Interest expense	(4,638)	(541)	(2,541)
Other	4,630	1,570	(1,420)
Loss before benefit for income taxes	(104,663)	(138,591)	(93,294)
Income tax benefit	(11,448)	(30,574)	(20,812)
Net loss	(93,215)	(108,017)	(72,482)
Less: Accretion of redeemable noncontrolling interests	—	11,621	24,438
Net loss attributable to Paycor HCM, Inc.	$(93,215)	$(119,638)	$(96,920)
Basic and diluted net loss attributable to Paycor HCM, Inc. per share	$(0.53)	$(0.69)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	176,039,651	172,636,523	146,364,225
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	June 30,
	2023	2022	2021
Net loss	$(93,215)	$(108,017)	$(72,482)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on foreign currency translation	(120)	(297)	425
Unrealized loss on available-for-sale securities, net of tax	(1,217)	(2,683)	(43)
Other comprehensive (loss) income, net of tax	(1,337)	(2,980)	382
Comprehensive loss	(94,552)	(110,997)	(72,100)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	11,621	24,438
Comprehensive loss attributable to Paycor HCM, Inc.	$(94,552)	$(122,618)	$(96,538)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2020	—	$—	—	$—	151,718,000	$152	$—	$1,129,216	$(178,813)	$2,770	$953,325
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(96,920)	—	(96,920)
Stock-based compensation expense	—	—	—	—	—	—	—	4,172	—	—	4,172
Other comprehensive income	—	—	—	—	—	—	—	—	—	382	382
Issuance of preferred stock, net	—	—	7,715	262,772	—	—		—	—	—	262,772
Repurchase of common stock, at cost	—	—	—	—	(10,620,260)	(11)	(245,074)	11	—	—	(245,074)
Other	—	—	—	—	—	—	—	—	(18)	—	(18)
Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(119,638)	—	(119,638)
Stock-based compensation expense	—	—	—	—	—	—	—	71,376	—	—	71,376
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	479,636	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,980)	(2,980)
Other	—	—	—	—	—	—	—	1,953	—	(1,953)	—
Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(93,215)	—	(93,215)
Stock-based compensation expense	—	—	—	—	—	—	—	78,225	—	—	78,225
Net settlement for taxes	—	—	—	—	—	—	—	(2,459)	—	—	(2,459)
Issuance of common stock under employee stock plans	—	—	—	—	1,625,697	2	—	8,628	—	—	8,630
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,337)	(1,337)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	(891)	—	(891)
Balance, June 30, 2023	—	$—	—	$—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	June 30,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(93,215)	$(108,017)	$(72,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,790	6,457	6,947
Amortization of intangible assets and software	126,357	124,016	139,354
Amortization of deferred contract costs	46,440	31,471	19,501
Stock-based compensation expense	78,225	71,376	4,172
Deferred tax benefit	(11,669)	(30,940)	(21,022)
Bad debt expense	4,715	2,085	1,791
Loss (gain) on sale of investments	217	(2)	(127)
Gain on installment sale	—	(1,359)	—
Loss (gain) on foreign currency exchange	237	309	(755)
Loss on lease exit	1,010	9,112	—
Naming rights accretion expense	4,228	—	—
Change in fair value of deferred consideration	—	(138)
Loss on extinguishment of debt	—	—	1,806
Other	(809)	88	637
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,592)	(7,133)	(7,731)
Prepaid expenses and other assets	5,081	(2,745)	(764)
Accounts payable	13,091	2,015	(244)
Accrued liabilities and other	(16,575)	12,195	5,430
Deferred revenue	655	(4,877)	(2,778)
Deferred contract costs	(100,071)	(79,562)	(62,962)
Net cash provided by operating activities	48,115	24,351	10,773
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(421,690)	(211,473)	(237,054)
Proceeds from sale and maturities of client funds available-for-sale securities	319,668	166,372	235,768
Purchase of property and equipment	(5,041)	(1,986)	(3,335)
Proceeds from note receivable on installment sale	—	3,040	—
Acquisition of intangible assets	(19,516)	(9,706)	(9,252)
Acquisition of businesses, net of cash acquired	(24,126)	—	(16,740)
Internally developed software costs	(42,257)	(30,797)	(21,968)
Net cash used in investing activities	(192,962)	(84,550)	(52,581)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(664,235)	1,037,543	25,983
Payment of contingent consideration	—	—	(3,000)
Payment of deferred consideration	—	(2,752)	—
Proceeds from promissory note with related party	—	—	64,989
Repayment of promissory note with related party	—	—	(64,989)
Proceeds from line-of-credit	—	3,500	107,020
Repayments of line-of-credit	—	(52,600)	(62,921)
Proceeds from debt	—	—	25,000
Repayments of debt and finance lease obligations	(284)	(323)	(44,517)
Proceeds from issuance of preferred stock, net of offering costs	—	—	262,772
Purchase of treasury stock at cost	—	—	(245,074)
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	—	454,915	—
Redemption of Redeemable Series A Preferred Stock (acquisition of noncontrolling interest)	—	(260,044)	—
Withholding taxes paid related to net share settlements	(2,459)	—	—
Proceeds from exercise of stock options	345	—	—
Proceeds from employee stock purchase plan	8,285	3,187	—
Dividends paid to noncontrolling interests	—	—	(9,350)
Other financing activities	(700)	(395)	(597)
Net cash (used in) provided by financing activities	(659,048)	1,183,031	55,316
Impact of foreign exchange on cash and cash equivalents	18	91	44
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(803,877)	1,122,923	13,552
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	1,682,923	560,000	546,448
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$879,046	$1,682,923	$560,000
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$167	$5	$129
Capital expenditures purchased via financing arrangements	$3,544	$—	$—
Cash paid for interest	$—	$154	$1,347
Right-of-use assets obtained in exchange for operating lease liabilities	$6,359	$—	$—
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$95,233	$133,041	$2,634
Funds held for clients	783,813	1,549,882	557,366
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$879,046	$1,682,923	$560,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM” or “the Company”) is a leading provider of human capital management (“HCM”) software located primarily in the United States (“U.S.”). Paycor’s solutions target small and medium-sized businesses with tens to thousands of employees. Solutions provided include payroll, human resources (“HR”) services, talent management, workforce management, benefits administration, reporting and analytics, and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
Paycor HCM is a holding company with no material operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”) by certain investment funds (the “Apax Funds”) advised by Apax Partners LLP, a leading global private equity advisory firm (“Apax Partners”). On September 7, 2018, Paycor HCM, through its subsidiary companies, entered into the Agreement and Plan of Merger to acquire Paycor (the “Apax Acquisition”). The Apax Acquisition closed on November 2, 2018. As a result of the Apax Acquisition, Paycor became an indirect controlled subsidiary of Paycor HCM.

Initial Public Offering

On July 23, 2021, the Company completed an initial public offering (“IPO”) of 21,275,000 shares of its common stock, $0.001 par value per share, at an offering price of $23.00 per share (the “IPO Price”). In aggregate, proceeds from the IPO were approximately $454,147, which is net of approximately $30,583 in underwriters’ discount and $4,595 of offering costs. During the fiscal year ended June 30, 2022, $3,827 of offering costs were paid. Additionally, upon the closing of the IPO:

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
 Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recognition of revenue, evaluation of potential impairment of goodwill and intangible assets, and the valuation of stock-based compensation.

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
Funds held for clients
The Company generally collects substantially all funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients consist of cash and cash equivalents and debt-security investments. Debt-security investments are classified as available-for-sale and are recorded at fair value, and consist of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments. At June 30, 2023 and 2022, all the Company’s corporate bond investments are rated investment grade or better. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client obligations to remit funds relating to payroll and payroll tax filing services. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive loss, net of tax in the consolidated statements of comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis.
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
Accounts receivable, net
Accounts receivable balances are shown on the consolidated balance sheets net of the allowance for doubtful accounts of $7,032 and $3,268 as of June 30, 2023 and June 30, 2022, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

The following table presents activity in the allowance for doubtful accounts related to accounts receivables:

	Fiscal Years Ended
	June 30,
(in thousands)	2023	2022	2021
Balance, beginning of period	$3,268	$2,402	$1,217
Modified retrospective adoption adjustment	891	—	—
Write-offs	(1,842)	(1,219)	(606)
Bad debt expense	4,715	2,085	1,791
Balance, end of period	$7,032	$3,268	$2,402
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
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques. In accordance with the decision to exit certain leases of facilities in fiscal year 2022, the carrying value of ceased-use furniture, fixtures, equipment and leasehold improvements was written off, resulting in an impairment charge of $4,910, which was recorded to general and administrative expense within the consolidated statement of operations. No impairment was recorded for any other period presented.
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

The Company elected to perform a qualitative assessment during both fiscal years 2023 and 2022, and determined for both periods that no indicators of impairment existed, and the fair value of the Company significantly exceeded its carrying amount.
Other intangible assets principally consist of acquired software, customer relationships, trade names, and exclusive naming rights to Paycor Stadium (the “Naming Rights”) and are carried at cost, less accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company tests intangible assets for potential impairment in a manner consistent with other long-lived assets when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairment was recorded for any periods presented.
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
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $29,960, $22,130, and $17,964 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
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
The Company capitalizes a portion of its development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of the Company’s capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the fiscal years ended June 30, 2023, 2022 and 2021:

	Fiscal Years Ended
	June 30,
(in thousands)	2023	2022	2021
Capitalized software	$39,981	$29,831	$21,228
Research and development expenses	$54,263	$43,140	$36,020
Interest expense
Interest expense consists primarily of interest payments and accruals relating to outstanding borrowings as well as accretion expense associated with the Naming Rights liability.
Other (expense) income

Other (expense) income generally consists of other income and expense items outside of the Company’s normal operations, such as interest income on operating cash, realized gains or losses on the sale of certain positions of funds held for clients, gains or losses on the extinguishment of debt and expenses relating to the Company’s financing arrangements.
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

For periods subsequent to the IPO, the Company establishes grant date fair value of RSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. See Note 14 to our Consolidated Financial Statements - “Equity Compensation Plans” for additional information on the Company’s stock-based compensation plans.
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
 Loss per share
Basic loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to Paycor HCM, Inc. by the weighted average number of common shares outstanding during the period and the impact of securities that would have a dilutive effect, if any. See Note 15 to our Consolidated Financial Statements - “Net Loss Per Share” for further discussion.
Segments

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business as a single operating segment at the consolidated level.

Recently adopted accounting standards
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”), as subsequently amended, on July 1, 2022, through the modified retrospective method applied to those contracts that were not completed as of that date.

ASC 842 requires entities to recognize lease assets and lease liabilities and disclose key information about leasing arrangements for certain leases. Results for reporting periods beginning after July 1, 2022 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting treatment.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in recording additional lease assets and liabilities of $17,457 and $24,626, respectively, as of July 1, 2022. The adoption of the standard did not materially impact our consolidated statements of operations or cash flows. See Note 10 to our Consolidated Financial Statements - “Leases” for additional information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This update established a new approach to estimate credit losses on certain types of financial instruments. The update required financial assets measured at amortized cost to be presented at the net amount expected to be collected. The amended standard also updated the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on any such securities is a credit loss. The Company adopted the standard on July 1, 2022, and the adoption did not have a material impact on the Company’s consolidated financial statements.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Fiscal Year Ended June 30,
	2023	2022	2021
Recurring fees	$506,131	$414,677	$337,012
Implementation services and other	12,743	12,355	13,944
Recurring and other revenue	$518,874	$427,032	$350,956
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Fiscal Year Ended June 30,
	2023	2022
Balance, beginning of period	$17,046	$16,047
Deferred revenue acquired	1,049	—
Deferral of revenue	20,556	20,552
Revenue recognized	(19,883)	(19,468)
Impact of foreign exchange	(71)	(85)
Balance, end of period	$18,697	$17,046
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the consolidated balance sheets. The Company will recognize deferred revenue of $13,083 in fiscal year 2024, $5,364 in fiscal year 2025, and $250 in fiscal year 2026.

 Deferred contract costs

	As of and for the Fiscal Year Ended June 30, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$41,325	$(20,350)	$93,317
Costs to fulfill a contract	91,132	58,746	(26,090)	123,788
Total	$163,474	$100,071	$(46,440)	$217,105

	As of and for the Fiscal Year Ended June 30, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$52,926	$33,569	$(14,153)	$72,342
Costs to fulfill a contract	62,457	45,993	(17,318)	91,132
Total	$115,383	$79,562	$(31,471)	$163,474
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
4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Verb, Inc.

On May 2, 2023, the Company acquired 100% of the equity interests of Verb, Inc., a modern behavioral science-based microlearning solution to develop frontline leaders and their teams (the “Verb Acquisition”), for an initial cash purchase price of $6,000, plus up to a maximum of $2,000 in additional cash payments based on the achievement of an established earnout. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination. The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of the total consideration transferred at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill consists primarily of the synergistic benefits and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the Verb Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of the Company’s products. The preliminary purchase price for the Verb Acquisition has been allocated to individual assets acquired and liabilities assumed as follows:

May 2, 2023
Fair value of total consideration	$5,763
Cash acquired	(294)
Net purchase price	$5,469
Assets acquired:
Accounts receivable	$144
Other current assets	119
Property and equipment	22
Technology intangible assets	2,680
Other non-current assets	64
Total identifiable assets acquired	3,029
Liabilities assumed:
Accounts payable	(66)
Accrued expenses	(131)
Deferred revenue	(749)
Total identifiable liabilities assumed	(946)
Goodwill	3,386
Fair value of total consideration transferred	$5,469
The technology intangible assets acquired have a weighted average useful life of 3 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability within other long-term liabilities on the consolidated balance sheets.

The Company incurred transaction costs of $368 related to the Verb Acquisition for the fiscal year ended June 30, 2023. These costs were expensed as incurred in general and administrative expenses within the accompanying consolidated statements of operations.

Acquisition of Talenya Ltd.

On October 27, 2022, the Company acquired 100% of the equity interests of Talenya Ltd., an Israeli-based provider of an artificial intelligence-driven solution for talent sourcing and recruiting employees (the “Talenya Acquisition”), for an initial cash purchase price of $20,000, plus up to a maximum of $10,000 in additional cash payments based on the achievement of established earnouts over a two-year period. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination. The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of the total consideration transferred at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill consists primarily of the synergistic benefits and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the Talenya Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of the Company’s products. The preliminary purchase price for the Talenya Acquisition has been allocated to individual assets acquired and liabilities assumed as follows:

October 27, 2022
Fair value of total consideration	$23,240
Cash acquired	(172)
Net purchase price	$23,068
Assets acquired:
Accounts receivable	$217
Other current assets	34
Property and equipment	13
Technology intangible assets	6,760
Other non-current assets	2,222
Total identifiable assets acquired	9,246
Liabilities assumed:
Accounts payable	(211)
Accrued expenses	(294)
Deferred revenue	(300)
Total identifiable liabilities assumed	(805)
Goodwill	14,627
Fair value of total consideration transferred	$23,068
The technology intangible assets acquired have a weighted average useful life of 7 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheets.

The Company incurred transaction costs of $1,174 related to the Talenya Acquisition for the fiscal year ended June 30, 2023. These costs were expensed as incurred in general and administrative expenses within the accompanying consolidated statements of operations.

Asset Acquisitions

The Company periodically acquires customer relationships from other HCM providers. The asset purchase agreements usually provide for an initial payment as well as contingent payments to the seller based on revenue generated by the acquired clients over a defined timeframe. During the fiscal years ended June 30, 2023, 2022, and 2021, the Company initially paid approximately $13,725, $9,300, and $—, respectively, to purchase these customer relationships. Contingent payments made for the fiscal years ended June 30, 2023, 2022, and 2021 were $4,259, $6,688, and $—, respectively.

The acquired customer relationships are recorded as an intangible asset within the consolidated balance sheets and are being amortized on a straight-line basis over three years. As of June 30, 2023, the weighted average remaining amortization period for these intangible assets was approximately 1.4 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.

5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
U.S. Treasury and direct obligations of U.S. government agencies	72,173	—	(776)	71,397
Corporate bonds	172,570	91	(3,049)	169,612
Commercial paper	2,977	—	(3)	2,974
Other securities	21,776	2	(418)	21,360
	$1,053,309	$93	$(4,246)	$1,049,156

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
U.S. Treasury and direct obligations of U.S. government agencies	29,367	—	(290)	29,077
Corporate bonds	112,753	4	(1,894)	110,863
Commercial paper	6,642	2	(3)	6,641
Other securities	19,817	2	(366)	19,453
	$1,718,461	$8	$(2,553)	$1,715,916
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the fiscal years ended June 30, 2023, 2022, and 2021 were approximately $319,668, $166,372, and $235,768, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2023.
Expected maturities as of June 30, 2023 for client fund assets are as follows:

Due within fiscal year 2024	$878,487
Due within fiscal year 2025	64,571
Due within fiscal year 2026	72,024
Due within fiscal year 2027	16,890
Due within fiscal year 2028	17,184
Total	$1,049,156

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	June 30, 2023	June 30, 2022
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	18,702	14,951
Furniture and fixtures	2,250	2,246
Office equipment	2,880	2,538
Leasehold improvements	4,114	1,430
	55,381	48,600
Accumulated depreciation and amortization	(20,808)	(16,925)
Property and equipment, net	$34,573	$31,675
Depreciation and amortization of property and equipment was approximately $4,790, $6,457, and $6,947 for the fiscal years ended June 30, 2023, 2022, and 2021 respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	June 30, 2023	June 30, 2022
Capitalized software	$125,707	$83,682
Accumulated amortization	(71,724)	(43,680)
Capitalized software, net	$53,983	$40,002
Amortization expense for capitalized software was approximately $28,109, $22,057, and $13,764 for the fiscal years ended June 30, 2023, 2022, and 2021 respectively.
The following is a schedule of future amortization expense as of June 30, 2023:

2024	$28,151
2025	18,894
2026	6,938
$53,983
8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at July 1, 2021	$750,802
Foreign currency translation	(647)
Balance at June 30, 2022	$750,155
Talenya Acquisition	14,627
Verb Acquisition	3,386
Foreign currency translation	(430)
Balance at June 30, 2023	$767,738

On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company the exclusive Naming Rights to Paycor Stadium, home to the Cincinnati Bengals since 2000. Contractual payments under the naming rights agreement (the “Naming Rights Agreement”) began in August 2022 and end in 2038.

The Naming Rights have been recorded as an intangible asset within the consolidated balance sheet in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the Naming Rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium.

The discount between the offsetting liability and overall payment obligation is amortized to interest expense over the term of the agreement using the effective interest method. The intangible asset is being amortized over the life of the agreement on a straight-line basis through sales and marketing expense. The liability is included in accrued expenses and other current liabilities and other long-term liabilities within the consolidated balance sheet.

Components of intangible assets were as follows:

	June 30, 2023	June 30, 2022
Cost:
Technology	$151,855	$142,165
Customer relationships	462,452	443,187
Trade name	105,670	105,672
Naming rights	66,698	—
Total cost	$786,675	$691,024
Accumulated amortization:
Technology	$(141,309)	$(135,982)
Customer relationships	(348,123)	(266,129)
Trade name	(32,889)	(25,844)
Naming rights	(3,882)	—
Total accumulated amortization	$(526,203)	$(427,955)
Intangible assets, net	$260,472	$263,069

Amortization expense for intangible assets was approximately $98,248, $101,959, and $125,590 for the fiscal years ended June 30, 2023, 2022, and 2021 respectively.
The following is a schedule of future amortization expense as of June 30, 2023:

2024	$96,529
2025	42,729
2026	16,232
2027	12,244
2028	12,244
Thereafter	80,494
$260,472
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
Borrowings under the Revolving Credit Facility, if any, have variable interest rates. The variable interest rates equal, at the Company’s option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of Eurocurrency borrowings, the LIBOR or Benchmark Replacement Secured Overnight Financing Rate (“SOFR”) based rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of Eurocurrency borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of Eurocurrency borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.
The Credit Agreement requires the Company to pay a quarterly unused fee of between 0.10% per annum and 0.175% per annum based on its total leverage ratio (as defined in the Credit Agreement).
Borrowings under the Revolving Credit Facility are guaranteed by a subsidiary of the Company, Pride Guarantor, Inc. and certain other subsidiaries. These borrowings are secured by liens and security interests on substantially all of the assets of existing and future material domestic subsidiaries of Pride Guarantor, Inc.
The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2023, the Company was in compliance with all of the covenants under the Credit Agreement.
As a result of the Company entering into, and subsequently amending, the Credit Agreement, the Company expensed approximately $35 and $2,195 for the fiscal years ended June 30, 2022 and 2021, respectively, primarily consisting of write-offs of previously deferred unamortized deferred financing fees and certain third-party costs. Amounts expensed are recorded as other (expense) income - other on the consolidated statement of operations.
Additionally, the Company capitalized approximately $100 and $342 of deferred financing fees for the fiscal years ended June 30, 2022 and 2021, respectively, in connection with entering into, and subsequently amending, the Credit Agreement, which are included in other long-term assets within the consolidated balance sheets.

The Company had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2023 and 2022. Additionally, the Company had no outstanding letters of credit as of June 30, 2023 and 2022.
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

The Company has various lease agreements for office space and other leases which are classified as operating leases and for equipment which are classified as finance leases. Lease terms may include options to extend or terminate the lease, which are factored into the recognition of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise that option. Lease costs for operating leases, including short-term leases, are recognized over the lease term on a straight-line basis.

The table below presents the Company’s leased assets and related lease liabilities:

Leases	Classification	June 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$16,834
Finance lease assets	Property and equipment, net	530

Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$4,615
Finance	Accrued expenses and other current liabilities	298
Non-current:
Operating	Long-term operating leases	16,061
Finance	Other long-term liabilities	331
The table below presents the costs associated with the leased assets:

Leases	Classification	Fiscal Year Ended June 30, 2023
Operating lease cost:
Short-term	General and administrative	$15
Long-term	Cost of revenues, Sales and marketing and General and administrative	5,202
Finance lease cost:
Amortization of leased assets	Cost of revenues, Sales and marketing, General and administrative and Research and development	260
Interest on lease liabilities	Interest expense	39
Total lease cost		$5,516
Sublease income	General and administrative	$857

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of June 30, 2023 are as follows:

Maturity of Lease Liabilities	Operating	Finance
2024	$5,267	$323
2025	4,427	296
2026	4,151	45
2027	3,804	—
2028	1,183	—
Thereafter	6,035	—
Total minimum lease payments	24,867	664
Less: Amount representing interest	(4,191)	(35)
Present value of minimum lease payments	$20,676	$629

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	June 30, 2023
Weighted average remaining lease term:
Operating leases	6.6 years
Finance leases	2.1 years
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.0%
The table below summarizes the impact to cash flows related to leases:

Fiscal Year Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,261
Operating cash flows used for finance leases	39
Financing cash flows used for finance leases	284
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	6,359
Exit or Disposal Activities

In the third quarter of fiscal year 2022, as a result and in consideration of the changing use of office space by the workforce amid the impacts of the novel coronavirus pandemic (“COVID-19 pandemic”), the Company evaluated its existing real estate lease portfolio. This evaluation included the establishment of a formal plan to exit certain leased office spaces that are no longer utilized, which was finalized in the third quarter of fiscal year 2022. The Company recognized a loss on exit of certain leases of $9,055, which was included in general and administrative expenses in the accompanying statement of operations for the fiscal year ended June 30, 2022.

The loss included the present value of the remaining lease obligation on the cease-use date, net of estimated sublease income, as well as the write-off of $4,910 of the carrying value of ceased-use furniture, fixtures, equipment and leasehold improvements offset by $3,250 of deferred rent.

A summary of the exit cost obligation and related activity for the fiscal year ended June 30, 2022 is as follows:

Exit cost obligation at cease-use date in fiscal 2022	$7,395
Accretion during fiscal year 2022	57
Net payments made during fiscal year 2022	(1,065)
Exit cost obligation at cease-use date in fiscal 2022	$6,387

The total exit cost obligation at June 30, 2022 was $6,387, which is included within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet, respectively, as follows:

Accrued expenses and other current liabilities	$3,037
Other long-term liabilities	3,350
Total exit cost obligation	$6,387

The total exit cost obligation at June 30, 2022 of $6,387 was subsumed upon the adoption of ASC 842 on July 1, 2022.

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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of June 30, 2023 and June 30, 2022, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and June 30, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,397	—	71,397
Corporate bonds	—	169,612	—	169,612
Commercial paper	—	2,974	—	2,974
Other securities	—	21,360	—	21,360
	$783,813	$265,343	$—	$1,049,156

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,549,882	$—	$—	$1,549,882
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	29,077	—	29,077
Corporate bonds	—	110,863	—	110,863
Commercial paper	—	6,641	—	6,641
Other securities	—	19,453	—	19,453
	$1,549,882	$166,034	$—	$1,715,916
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.

12. REDEEMABLE NONCONTROLLING INTERESTS:
In connection with the Apax Acquisition, a subsidiary of the Company issued 200,000 shares of Series A Redeemable Preferred Stock (“Redeemable Preferred Stock”) to certain institutional investors, including the Apax Funds, a related party, and received proceeds of approximately $194,745, net of $5,255 in issuance costs. Dividends associated with the Redeemable Preferred Stock began accruing daily at the issuance date and were payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. From the issuance date to the second anniversary of the issuance date, the Company had the option to pay the accrued dividends in cash on the applicable dividend payment date or to have such dividends accrue and be added to the then prevailing liquidation preference. Additionally, from the day after the second anniversary of the issuance date through the third anniversary of the issuance date, the Company was required pay at least 50% of the accrued dividends for the applicable dividend payment period in cash. Further, from the day after the third anniversary of the issuance date, the Company was required to pay 100% of the accrued dividends for the applicable dividend payment period in cash. There was a noncompliance penalty if the Company did not meet certain requirements resulting in the prevailing dividend rate automatically increasing by 2% per year and increasing by 1% each six months thereafter until all of the issued and outstanding shares of Redeemable Preferred Stock was redeemed or the event of noncompliance ceases.
 The dividends accrued based on a prevailing dividend rate, which was 3-month LIBOR plus a margin and adjusted accordingly. At any point in time, 3-month LIBOR could not be less than 1%. The dividend rate was 3-month LIBOR plus 8.875% from the day after the issuance date to the third anniversary of the issuance date. From the day after the third anniversary of the issuance date until there are no shares of Redeemable Preferred Stock outstanding, the dividend rate was 3-month LIBOR plus 8.375%. In the event that from the day after the second anniversary of the issuance date through the third anniversary of the issuance date the Company elected to pay 100% of the accrued dividend for the applicable dividend payment in cash, the prevailing dividend rate would have been 3-month LIBOR plus 8.375%.
The Redeemable Preferred Stock was redeemable by the Company at any point in time, although payment of a premium was required under certain circumstances. Additionally, the Company could, at its option, redeem for cash any or all of the then outstanding Redeemable Preferred Stock, in whole at any time or in part from time to time, on or after May 2, 2020, at (i) a redemption price per share equal to 102.0% for the period of May 2, 2020 – November 1, 2020; 101.0% for the period November 2, 2020 – November 1, 2021; and 100.0% for the period November 2, 2021 and thereafter, plus (ii) the amount of all accrued dividends for the then current and all prior dividend payment periods.
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

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of June 30, 2022 and 2023, there were no longer any holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the fiscal years ended June 30, 2023, 2022, and 2021 includes $—, $11,621, and $24,438 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred shareholders, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred shareholders. These in-kind distributions increase the liquidation preference on each preferred share.
13. CAPITAL STOCK:
Effective following the IPO, the Company amended and restated its certificate of incorporation to effectuate the IPO Stock Split, which authorized the Company to issue 500,000,000 shares of common stock with a par value of $0.001 per share. The Company also authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time-to-time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. As of June 30, 2023 and 2022, there were 176,535,236 and 174,909,539 shares of common stock outstanding, respectively, and no preferred stock outstanding.

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

On December 6, 2022, a secondary offering took place in which certain selling shareholders, including the Apax Funds, sold 6,000,000 shares of the Company’s common stock at a public offering price of $28.60 per share. The Company did not receive any proceeds from this sale.

On September 9, 2022, a secondary offering took place in which certain selling shareholders, including the Apax Funds, sold 5,000,000 shares of the Company’s common stock at a public offering price of $27.35 per share. The Company did not receive any proceeds from this sale.

On October 19, 2021, a secondary offering took place in which certain selling shareholders, including the Apax Funds, sold 12,000,000 shares of the Company’s common stock at a public offering price of $32.00 per share. In addition, the selling shareholders granted the underwriters a 30-day option to purchase up to an additional 1,800,000 shares of the Company’s common stock at the same per share prices, which was exercised in full on October 26, 2021. The Company did not receive any proceeds from this sale.
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

The Company recognized stock-based compensation costs and costs relating to liability awards for the fiscal years ended June 30, 2023, 2022, and 2021 of $78,225, $71,376, and $3,983 respectively. Related income tax benefits recognized were $8,708, $4,352 and $43 for the fiscal years ended June 30, 2023, 2022, and 2021.
Liability incentive awards
Prior to the Apax Acquisition, the Company had issued stock-based compensation awards to employees and outside directors under a plan that provided for the granting of stock options, stock appreciation rights, restricted stock, restricted share units, incentive stock options and other stock-based awards to attract and retain directors, consultants and employees. As part of the

Apax Acquisition, vested awards were settled after the closing date at fair value. Unvested awards were cancelled and replaced with cash-based liability awards. Under the terms of the new awards, 50% of the unvested awards were accelerated to vest as of the Apax Acquisition and were paid after the closing date. The remaining 50% of unvested awards are earned and paid to holders according to the vesting dates of the replacement awards. During the fiscal years ended June 30, 2023, 2022, and 2021, $—, $—, and $11,605 was paid, respectively.

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

At June 30, 2023, 2022 and 2021, the Company maintained no liability for these awards, and there is no unamortized compensation expense as of June 30, 2023.

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

Long Term Incentive Plan Units converted to Restricted Stock Units

The Company has granted LTIP Units under its Pride Aggregator, L.P. Top Talent Incentive Plan and Sales Top Talent Incentive Plan (“LTIP Participants”). The LTIP Units are phantom awards providing for, at the Company’s discretion, a cash or stock payment (“LTIP Payment”) to participants on certain determination dates, if an IPO occurs and if the LTIP Participant remains employed by the Company on such date. An IPO transaction results in a determination date, for which each LTIP Participant becomes entitled to an LTIP Payment with respect to 20% of the LTIP Participant’s LTIP Units as of the IPO date and 20% on each of four subsequent determination dates six, twelve, eighteen and 24 months following the IPO date. The LTIP Payment is calculated based on the average closing price per share for the 10-day trading period ending on the day prior to the applicable payment date. Units of both LTIP plans vest only upon a liquidity event and therefore no compensation expense was recognized for any fiscal year prior to the Company’s IPO.

In connection with the Company’s IPO, the LTIP Units converted to 1,761,578 RSUs, of which 20% of the aggregate dollar value vested upon conversion and was recognized as compensation expense. The remaining aggregate dollar value is being recognized as compensation expense over the requisite two-year service period relating to the LTIP Units.

Management Equity Plan Units

Under the terms of the Company’s MEP, one-half of the MEP incentive units vest based on the holder’s service time. Vesting for the second half of the MEP incentive units is established based on the Company’s performance relative to the Apax Funds’ original invested amount, with the performance calculations defined in the MEP triggered by the Company’s IPO (implied performance condition). The MEP incentive units are subject to a floor amount established at the grant date, which acts as a participation threshold and permits holders of the award to participate in distributions only to the extent the distribution amount for the units exceed the floor amount. The Company estimated the fair value of the MEP incentive units using the Monte Carlo simulation method.

The MEP time-based incentive units vested 25% on the first anniversary after the vesting commencement date and thereafter vest in twelve equal installments on each subsequent quarterly anniversary of the vesting commencement date, with 100% vesting of the MEP time-based incentive units occurring on the fourth anniversary of the vesting commencement date. The MEP time-based incentive units are accounted for as equity awards and the compensation expense calculated based upon the fair market value of the MEP time-based incentive units at the grant date is recognized as the MEP time-based incentive units vest.

As a result of the Company’s IPO, and due to an election by the Apax Funds, the MEP performance-based incentive units converted to time-based incentive units (“Modified MEP Incentive Units”), with 25% vesting upon successive six month anniversary dates for the 24 months beginning on the date of the IPO. The conversion was treated as a modification for accounting purposes, and accordingly, the Company estimated fair value as of the modification date.

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

Key inputs and assumptions used to estimate the fair value of the MEP time-based incentive units included the exercise price, the option term, the risk-free interest rate over the option’s expected term, and the expected volatility. The Company’s expected stock price volatility assumption was determined based upon the historical volatility of publicly traded companies similar in nature to the Company. The risk-free interest rate is based on the market yield for a U.S. Treasury security over the expected life. The expected life of the MEP incentive units was an estimated time to a liquidity event. Estimates of fair value are not intended to predict actual future events or the value realized by persons who receive option awards. The assumptions used in the Monte Carlo simulation method are set forth in the following table.

Time-Based Incentive Units
Expected volatility range of stock	60.0%–65.0%
Expected life of option, range in years	0.67–0.75
Risk-free interest range rate	0.09%–0.12%
Expected dividend yield on stock	0%

The following table presents the MEP incentive unit activity:

	Time-Based Incentive Units			Modified MEP Incentive Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2022	37,056	$563	$443	34,735	$589	$1,423
Granted	—	—	—	—	—	—
Forfeited	(119)	1,181	314	(471)	274	1,737
Outstanding at June 30, 2023	36,937	$561	$443	34,264	$593	$1,419
As of June 30, 2023, there was $877 of unrecognized compensation expense for the unvested time-based incentive units that will be recognized over a weighted average period of 0.9 years. At June 30, 2023, 2022, and 2021, the number of vested time-based incentive units were 32,571, 25,310, and 15,487, respectively. The weighted average grant date fair value of time-based incentive units that vested during the fiscal years ended June 30, 2023, 2022, and 2021, was $386, $417, and $445, respectively.

As of June 30, 2023, the unrecognized compensation expense related to the unvested Modified MEP Incentive Units was $1,465 that will be recognized over a weighted average period of 0.1 years. At June 30, 2023, 2022, and 2021, the number of vested Modified MEP Incentive Units were 25,998, 9,009, and —, respectively. The weighted average grant date fair value of the Modified MEP Incentive Units vested during the fiscal years ended June 30, 2023, 2022, and 2021 was $1,410, $1,428, and $—, respectively.

2021 Omnibus Incentive Plan
On July 20, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2021 Plan, employees, consultants and directors of the Company and its affiliates performing services for the Company, including the Company’s executive officers, are eligible to receive awards. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of the Company’s shareholders.

Stock Options

In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of an aggregate of 1,135,144 options to purchase shares of its common stock. Additionally, options are generally granted in October in connection with the Company’s annual grant program. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the fiscal year ended June 30, 2023:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,112,779	$23.18	$9.45	9.07	$3,265
Granted	938,717	29.56	14.27	9.26	—
Exercised	(15,000)	23.00	9.36	—	—
Forfeited and cancelled	—	—	—	—	—
Outstanding at June 30, 2023	2,036,496	$26.12	$11.68	8.63	$719
Exercisable as of June 30, 2023	689,249	$23.14	$9.43	8.07	$455

The total intrinsic value of options exercised during the fiscal year ended June 30, 2023, 2022, and 2021 was $136, $—, and $—, respectively. Total unrecognized compensation cost related to the unvested stock options is $13,857, which is expected to be recognized over a weighted average period of 1.9 years.

The weighted average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

	June 30, 2023	June 30, 2022
Number of options granted	938,717	1,159,520
Weighted average exercise price per option	$29.56	$23.00 - $35.16
Expected volatility range of stock	45.0%	42.5%
Expected life of option (in years)	5.85	5.85
Risk-free interest rate	4.02%	0.81% - 2.41%
Expected dividend yield on stock	0%	0%
Fair value per option	$14.27	$9.36 - $14.51

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

Restricted Stock Units

The following table summarizes information related to RSUs granted by the Company. These include grants of LTIP Units that were converted to RSUs as described above, as well as grants made in connection with the Company’s IPO and annual grant program.

RSUs that were granted as a result of the conversion of the LTIP Units vested over a two-year period, whereas RSUs that were granted at, and subsequent to the time of, the Company’s IPO generally have a three-year vesting period.

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2022	2,405,484	$28.78
Granted	1,790,430	29.01
Vested	(1,320,128)	28.56
Forfeited	(216,666)	28.72
Outstanding, unvested grants at June 30, 2023	2,659,120	$29.05

As of June 30, 2023, total unrecognized compensation expense related to the RSUs is $53,131, which is expected to be recognized over a weighted average period of 1.9 years. The weighted-average grant date fair value of restricted stock units granted during the fiscal years ended June 30, 2023, 2022 and 2021 was $29.01, $29.97 and $—, respectively. The total grant date fair value of RSUs vested during the fiscal years ended June 30, 2023, 2022 and 2021 was $37,700, $18,971 and $—, respectively.

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

The ESPP grants participating employees the right to acquire Company common stock in increments of 1% to 10% of eligible pay, with a maximum contribution of $25 of eligible pay, subject to applicable annual Internal Revenue Service limitations. The first offering period of the Company’s ESPP commenced on September 1, 2021 and was four months in duration. Subsequent offering periods are January 1 through June 30 and July 1 through December 31 of a given year.

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
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the fiscal years ended June 30, 2023, 2022, and 2021 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the fiscal years ended June 30, 2023, 2022, and 2021, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the fiscal years ended June 30, 2023, June 30, 2022, and 2021.

 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2023	2022	2021
Net loss attributable to Paycor HCM, Inc.	$(93,215)	$(119,638)	$(96,920)
Weighted average outstanding shares:
Basic and diluted	176,039,651	172,636,523	146,364,225
Basic and diluted net loss per share	$(0.53)	$(0.69)	$(0.66)
16. PROFIT SHARING PLAN:
The Company has a 401(k)-profit sharing plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum age and service requirements. The Company makes matching contributions to the 401(k) plan on behalf of participating employees up to 65% of the first 6% of eligible wages. For the fiscal years ended June 30, 2023, 2022, and 2021, the Company expensed contributions to the plan of approximately $7,232, $6,073, and $2,505, respectively.
17. INCOME TAXES:
The Company’s benefit for income tax includes U.S. federal, state, and foreign income taxes. The domestic and foreign components of the Company’s loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
U.S.	$(111,885)	$(140,021)	$(94,223)
Foreign	7,222	1,430	929
Loss before income taxes	$(104,663)	$(138,591)	$(93,294)

The components of the Company’s income tax benefit for the following periods are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2022
Federal:
Current provision	$—	$1	$9
Deferred benefit	(14,642)	(29,547)	(18,570)
Federal tax benefit	(14,642)	(29,546)	(18,561)
State:
Current provision	246	51	140
Deferred provision (benefit)	988	(1,344)	(2,655)
State tax provision (benefit)	1,234	(1,293)	(2,515)
Foreign:
Current (benefit) provision	(25)	314	61
Deferred provision (benefit)	1,985	(49)	203
Foreign tax provision	1,960	265	264
Total tax benefit	$(11,448)	$(30,574)	$(20,812)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2023	June 30, 2022
Deferred tax assets:
Stock-based compensation	$6,400	$4,497
Accrued expenses	2,565	2,360
Net operating loss carryforwards	63,466	56,089
Deferred rent	—	1,093
Deferred revenue	4,434	4,023
Unrealized gain	1,033	618
Lease liability	5,105	—
Tax credits	12,742	8,457
Other items	1,699	1,279
Total deferred tax assets	97,444	78,416
Valuation allowance	(3,750)	(744)
Net deferred tax assets	93,694	77,672
Deferred tax liabilities:
Software development costs	(9,970)	(9,718)
Deferred contract costs	(53,982)	(39,786)
Property and equipment	(4,034)	(3,432)
Operating lease right-of-use assets	(4,179)	—
Other intangibles	(38,890)	(56,530)
Other	—	(101)
Total deferred liabilities	(111,055)	(109,567)
Net deferred tax liabilities	$(17,361)	$(31,895)

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and to capitalize and amortize over 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. For the year ended June 30, 2023, the Company has a net increase in the deferred tax asset associated with capitalized research and development expense of $3,452, which is included in the software development costs deferred tax liability.

The Company is in a cumulative three-year loss position. The realization of deferred tax assets is dependent upon the generation of future taxable income. After giving appropriate consideration to the sources of taxable income through the scheduled reversal of deferred tax liabilities, the Company concluded that valuation allowances were required on a portion of its net operating losses (“NOLs”). The valuation allowance on NOLs of $3,750, relates primarily to acquired NOLs whose future utilization is limited by Internal Revenue Code Section 382, as well as a small portion of state and local NOLs.
The Company has federal NOL carryforwards as of June 30, 2023 and 2022 of approximately $266,165 and $234,806 respectively. The Company has state NOL carryforwards as of June 30, 2023 and 2022 of approximately $148,212 and $211,795, respectively. The Company has foreign NOL carryforwards as of June 30, 2023 and 2022 of approximately $2,962 and $—, respectively. As of June 30, 2023, the federal NOLs not subject to expiration total $207,921 with the remainder of $58,244 beginning to expire in 2034. The state NOL carryforwards generally expire from 2023 to 2043, except for some states for which NOLs do not expire. The foreign NOL carryforwards are not subject to expiration. The Company also has gross federal research and development tax credit carryforwards as of June 30, 2023 and 2022 of approximately $12,251 and $7,982, respectively, which begin expiring in 2033. The Company has gross state research and development tax credit carryforwards as of June 30, 2023 and 2022 of approximately $1,118 and $982, respectively, which begin expiring in 2033.

On June 30, 2023, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized. On June 30, 2023, the unrecognized tax benefits related to uncertain tax positions for state research and development tax credits. The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income tax benefit on the consolidated statements of operations and comprehensive loss. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the consolidated balance sheets. The amount of interest and penalties recognized for the year ended June 30, 2023 and 2022 was immaterial to the Company’s consolidated statements of operations and comprehensive loss.

	June 30, 2023	June 30, 2022
Unrecognized tax benefits at the beginning of the year	$381	$—
Additions for tax positions	—	97
Additions for tax positions of prior periods	88	284
Unrecognized tax benefits at the end of the year	$469	$381

The Company files income tax returns with the United States federal government and various state jurisdictions. Certain tax years remain open for federal and state tax reporting jurisdictions in which the Company does business due to NOL carryforwards and tax credits utilized from such years or utilized in a period remaining open for audits under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2019, the Company is no longer subject to U.S. federal examination. The Internal Revenue Service (“IRS”) has the ability to review years prior to fiscal year 2019 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the following periods is presented below:

	Fiscal Year Ended June 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Research tax credits	2.7%	3.6%	—%
State income taxes, net of federal tax benefit	(0.9%)	1.7%	2.7%
Foreign rate differential	(2.0%)	—%	—%
Stock-based compensation	(8.7%)	(4.6%)	(0.9%)
Transaction costs	(0.2%)	2.2%	—%
Other permanent differences	(0.7%)	(1.4%)	(0.5%)
Valuation allowance	(0.3%)	(0.4%)	—%
Effective income tax rate	10.9%	22.1%	22.3%
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

The Company has contractual obligations to purchase certain goods or services and legally binding contractual arrangements with future payment obligations. These obligations primarily include the Naming Rights Agreement, sponsorship agreements, software licensing, and support services. The Company’s purchase obligations are expected to be approximately $32,958 in 2024, $50,636 in total for 2025 and 2026, $17,715 in total for 2027 and 2028, and $79,137 in total for years thereafter.

19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY):
Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Balance Sheets
(in thousands)

	June 30, 2023	June 30, 2022
Assets
Cash and cash equivalents	$5,155	$5,000
Investment in subsidiary	1,268,529	1,279,731
Total assets	$1,273,684	$1,284,731
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Total stockholders’ equity	1,273,684	1,284,731
Total liabilities and stockholders’ equity	$1,273,684	$1,284,731

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
Other Income	$155	$—	$—
Equity in net loss of subsidiary	$(93,370)	$(119,638)	$(96,920)
Net loss attributable to Paycor HCM, Inc.	$(93,215)	$(119,638)	$(96,920)
Other comprehensive (loss) income, net of tax:
Subsidiaries’ other comprehensive (loss) income	$(1,337)	$(2,980)	$382
Total other comprehensive (loss) income	(1,337)	(2,980)	382
Comprehensive loss attributable to Paycor HCM, Inc.	$(94,552)	$(122,618)	$(96,538)

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Cash Flows
(in thousands)

	Fiscal Year Ended June 30,
	June 30, 2023	June 30, 2022	June 30, 2021
Operating Activities:
Net loss attributable to Paycor HCM, Inc.	$(93,215)	$(119,638)	$(96,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	93,370	119,638	96,920
Net cash provided by operating activities	155	—	—
Investing Activities:
Net cash provided by investing activities	—	—	—
Financing Activities:
Proceeds from issuance of preferred stock, net of offering costs	—	—	262,772
Purchase of treasury stock at cost	—	—	(245,074)
Proceeds from the issuance of common stock sold in IPO, net of offering costs and underwriting discount	—	454,915	—
Contributions to subsidiaries	(6,081)	(453,102)	(17,698)
Withholding taxes paid related to net share settlements	(2,549)	—	—
Proceeds from exercise of stock options	345	—	—
Proceeds from employee stock purchase plan	8,285	3,187	—
Net cash provided by financing activities	—	5,000	—
Net increase in cash and cash equivalents	155	5,000	—
Cash and cash equivalents-beginning of period	5,000	—	—
Cash and cash equivalents-end of period	$5,155	$5,000	$—

 Description of Business
Paycor HCM, which is controlled by Pride Aggregator L.P., is the indirect controlling shareholder of Paycor. Pride Aggregator L.P. is controlled by the Apax Funds.
Paycor HCM was incorporated in Delaware in 2018 and became the ultimate parent of Paycor as a result of the Apax Acquisition. Paycor HCM is a holding company and conducts substantially all of its activities through its subsidiaries and has no operations or significant assets or liabilities other than its investment in its subsidiaries, including Paycor. Accordingly, Paycor HCM is dependent upon distributions from Paycor and other subsidiaries to fund its limited, non-significant activities. However, Paycor’s ability to pay dividends or lend to Paycor HCM is limited under the terms of the Credit Agreement. All obligations under the Credit Agreement are guaranteed by Pride Guarantor, Inc. and by Paycor. The Credit Agreement contains covenants limiting Pride Guarantor, Inc.’s and its subsidiaries’, including Paycor, ability to, among other things: incur additional indebtedness or other contingent obligations; create liens; make investments, acquisitions, loans and advances; consolidate, merge, liquidate or dissolve; sell, transfer or otherwise dispose of its assets, including capital stock of its subsidiaries; pay dividends on its equity interests or make other payments in respect of capital stock; engage in transactions with affiliates; make payments in respect of subordinated debt; modify organizational documents in a manner that is materially adverse to the lenders under the applicable Credit Agreement; enter into certain agreements with negative pledge clauses. These covenants are subject to certain customary exceptions and qualifications as described in the Credit Agreement. For a discussion of the Credit Agreement, see Note 9 to our Consolidated Financial Statements - “Debt Agreements and Letters of Credit.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023.

Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 excluded Talenya Ltd. (“Talenya”) and Verb, LLC (formerly Verb, Inc. (“Verb”)), which were acquired by the Company in the second and fourth quarters of 2023, respectively. Total assets recorded by the Company related to the Talenya and Verb acquisitions represented less than 1% (inclusive of acquired intangible assets), respectively, of the Company’s consolidated balances as of June 30, 2023. Total sales recorded by the Company related to the Talenya and Verb acquisitions represented less than 1%, respectively, of the Company’s consolidated balances, for the fiscal year ended June 30, 2023. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies under guidelines established by the Securities and Exchange Commission.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Paycor HCM, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paycor HCM, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Talenya Ltd. (“Talenya”) and Verb, LLC (formerly Verb, Inc. (“Verb”)), acquisitions (as defined in Note 4), which are included in the June 30, 2023 consolidated financial statements of the Company and constituted less than 1% of total assets (inclusive of acquired intangible assets), respectively, and less than 1% of total sales, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Talenya and Verb.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated August 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cincinnati, Ohio
August 28, 2023

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our definitive Proxy Statement on Schedule 14A prepared in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as included below regarding equity compensation plan information, the information required by Part III, Item 12, will be included in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2023 regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
Omnibus Incentive Plan (“2021 Plan”)	4,695,616	$26.12	15,813,095	(3)
Employee Stock Purchase Plan (“ESPP”)	—	—	4,134,989	(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,695,616	$26.12	19,948,084

(1) Includes shares of our common stock (“shares”) subject to the following outstanding equity awards:

•2,036,496 stock options; and
•2,659,120 restricted stock units

(2) The weighted average exercise price set forth in this column is calculated without regard to restricted stock units, which do not have an exercise price.

(3) This number consists of shares available for issuance as of June 30, 2023 under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases on July 1 of each year in an amount equal to 5% of the total number of shares outstanding on June 30 of the preceding year or a lesser amount as may be determined by our Board of Directors.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by Part III, Item 13, will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in the Proxy Statement and is incorporated herein by reference.

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
10.4+
Paycor HCM, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021)

10.5+
Paycor HCM, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021)

10.6+
Form of Board of Directors Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

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

21.1	List of Subsidiaries of Paycor HCM, Inc.
23.1	Consent of Ernst & Young, LLP
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Indicates a management contract or compensatory plan or arrangement.
* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 16.    Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	August 28, 2023	By:	/s/ RAUL VILLAR JR.
		Name:	Raul Villar Jr.
		Title:	Chief Executive Officer (Principal Executive Officer) and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAUL VILLAR JR.	Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2023
Raul Villar Jr.

/s/ ADAM ANTE	Chief Financial Officer (Principal Financial Officer)	August 28, 2023
Adam Ante

/s/ SARAH HAINES	Chief Accounting Officer (Principal Accounting Officer)	August 28, 2023
Sarah Haines

/s/ WHITNEY BOUCK	Director	August 28, 2023
Whitney Bouck

/s/ KATHLEEN BURKE	Director	August 28, 2023
Kathleen Burke

/s/ STEVE COLLINS	Director	August 28, 2023
Steve Collins

/s/ JONATHAN CORR	Director	August 28, 2023
Jonathan Corr

/s/ SCOTT MILLER	Director	August 28, 2023
Scott Miller

/s/ JEREMY RISHEL	Director	August 28, 2023
Jeremy Rishel

/s/ JASON WRIGHT	Director	August 28, 2023
Jason Wright