Form 10-Q
period 2023-09-30
PAYCOR HCM, INC.
filed 2023-11-09
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2023, the number of shares of the Registrant’s Common Stock outstanding was 177,588,921 shares.

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
•The other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K, filed with the SEC on August 28, 2023.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,277	$95,233
Accounts receivable, net	34,736	30,820
Deferred contract costs	58,963	54,448
Prepaid expenses	13,196	10,448
Other current assets	6,630	2,581
Current assets before funds held for clients	167,802	193,530
Funds held for clients	1,033,180	1,049,156
Total current assets	1,200,982	1,242,686
Property and equipment, net	37,722	34,573
Operating lease right-of-use assets	15,921	16,834
Goodwill	764,619	767,738
Intangible assets, net	234,773	260,472
Capitalized software, net	58,764	53,983
Long-term deferred contract costs	170,862	162,657
Other long-term assets	2,987	2,232
Total assets	$2,486,630	$2,541,175
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,340	$28,350
Accrued expenses and other current liabilities	21,032	24,119
Accrued payroll and payroll related expenses	23,575	43,858
Deferred revenue	13,096	13,083
Current liabilities before client fund obligations	78,043	109,410
Client fund obligations	1,038,327	1,053,926
Total current liabilities	1,116,370	1,163,336
Deferred income taxes	14,374	18,047
Long-term operating leases	15,203	16,061
Other long-term liabilities	71,268	70,047
Total liabilities	1,217,215	1,267,491
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 177,104,017 shares outstanding at September 30, 2023 and 176,535,236 shares outstanding at June 30, 2023	177	177
Treasury stock, at cost, 10,620,260 shares at September 30, 2023 and June 30, 2023	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at September 30, 2023 and June 30, 2023	—	—
Additional paid-in capital	2,027,863	2,011,194
Accumulated deficit	(510,091)	(489,495)
Accumulated other comprehensive loss	(3,460)	(3,118)
Total stockholders' equity	1,269,415	1,273,684
Total liabilities and stockholders' equity	$2,486,630	$2,541,175

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended September 30,
	2023	2022
Revenues:
Recurring and other revenue	$132,708	$114,169
Interest income on funds held for clients	10,880	4,134
Total revenues	143,588	118,303
Cost of revenues	51,378	43,185
Gross profit	92,210	75,118
Operating expenses:
Sales and marketing	52,778	48,195
General and administrative	48,749	47,911
Research and development	14,055	12,402
Total operating expenses	115,582	108,508
Loss from operations	(23,372)	(33,390)
Other (expense) income:
Interest expense	(1,244)	(1,087)
Other	931	445
Loss before benefit for income taxes	(23,685)	(34,032)
Income tax benefit	(3,089)	(4,980)
Net loss	$(20,596)	$(29,052)
Basic and diluted net loss per share	$(0.12)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted	176,953,395	175,512,577
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Net loss	$(20,596)	$(29,052)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(168)	(423)
Unrealized loss on available-for-sale securities, net of tax	(174)	(1,700)
Other comprehensive loss, net of tax	(342)	(2,123)
Comprehensive loss	$(20,938)	$(31,175)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2022	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss	—	—	—	—	—	—	(29,052)	—	(29,052)
Stock-based compensation expense	—	—	—	—	—	16,951	—	—	16,951
Net settlement for taxes	—	—	—	—	—	(1,293)	—	—	(1,293)
Issuance of common stock under employee stock plans	—	—	733,570	1	—	4,644	—	—	4,645
Other comprehensive loss	—	—	—	—	—	—	—	(2,123)	(2,123)
Balance, September 30, 2022	—	$—	175,643,109	$176	$(245,074)	$1,947,102	$(424,441)	$(3,904)	$1,273,859

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2023	—	$—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684
Net loss	—	—	—	—	—	—	(20,596)	—	(20,596)
Stock-based compensation expense	—	—	—	—	—	12,915	—	—	12,915
Net settlement for taxes	—	—	—	—	—	(418)	—	—	(418)
Issuance of common stock under employee stock plans	—	—	568,781	—	—	4,172	—	—	4,172
Other comprehensive loss	—	—	—	—	—	—	—	(342)	(342)
Balance, September 30, 2023	—	$—	177,104,017	$177	$(245,074)	$2,027,863	$(510,091)	$(3,460)	$1,269,415

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,596)	$(29,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,511	1,200
Amortization of intangible assets and software	34,183	29,676
Amortization of deferred contract costs	14,366	10,028
Stock-based compensation expense	12,915	16,951
Deferred tax benefit	(3,098)	(5,000)
Bad debt expense	1,291	562
Loss on sale of investments	61	47
Loss on foreign currency exchange	184	424
(Gain) loss on lease exit	(144)	509
Naming rights accretion expense	1,030	893
Other	23	23
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,228)	(2,450)
Prepaid expenses and other assets	(6,393)	(1,841)
Accounts payable	(7,877)	1,358
Accrued liabilities and other	(21,314)	(25,220)
Deferred revenue	43	(439)
Deferred contract costs	(27,086)	(21,770)
Net cash used in operating activities	(26,129)	(24,101)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(22,542)	(247,927)
Proceeds from sale and maturities of client funds available-for-sale securities	23,652	143,107
Purchase of property and equipment	(1,435)	(331)
Acquisition of intangible assets	(12)	(4,713)
Internally developed software costs	(13,254)	(9,096)
Net cash used in investing activities	(13,591)	(118,960)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(16,270)	(775,923)
Payment of capital expenditure financing	(3,689)	—
Repayments of debt and finance lease obligations	(266)	(70)
Withholding taxes paid related to net share settlements	(418)	(1,293)
Proceeds from exercise of stock options	—	345
Proceeds from employee stock purchase plan	4,172	4,300
Net cash used in financing activities	(16,471)	(772,641)
Impact of foreign exchange on cash and cash equivalents	1	(14)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(56,190)	(915,716)
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	879,046	1,682,923
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$822,856	$767,207
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$11	$9
Cash paid for interest	$145	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,612
Capital lease asset obtained in exchange for capital lease liabilities	$3,393	$—
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$54,277	$98,161
Funds held for clients	768,579	669,046
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$822,856	$767,207

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2023 in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2023. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for any future interim periods and the full fiscal year ending June 30, 2024. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.
 Use of estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the evaluation of potential impairment of goodwill and intangible assets and the valuation of stock-based compensation.
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
Accounts receivable, net
Accounts receivable balances are shown on the unaudited condensed consolidated balance sheets net of the allowance for doubtful accounts of $8,296 and $7,032 as of September 30, 2023 and June 30, 2023, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $7,831 and $5,918 for the three months ended September 30, 2023 and 2022, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes the grant date fair value of restricted stock units (“RSUs”) based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan ("ESPP"), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation cost for the three months ended September 30, 2023 and 2022 of $12,915 and $16,951, respectively.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2023	2022
Recurring fees	$129,181	$111,062
Implementation services and other	3,527	3,107
Recurring and other revenue	$132,708	$114,169
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$18,697	$17,046
Deferral of revenue	4,888	4,270
Revenue recognized	(4,844)	(4,709)
Impact of foreign exchange	(29)	(117)
Balance, end of period	$18,712	$16,490

Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $10,646 in fiscal year 2024, $7,126 in fiscal year 2025, and $940 in fiscal year 2026.

 Deferred contract costs

	As of and for the Three Months Ended September 30, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$93,317	$10,653	$(6,221)	$97,749
Costs to fulfill a contract	123,788	16,433	(8,145)	132,076
Total	$217,105	$27,086	$(14,366)	$229,825

	As of and for the Three Months Ended September 30, 2022
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$8,993	$(4,441)	$76,894
Costs to fulfill a contract	91,132	12,777	(5,587)	98,322
Total	$163,474	$21,770	$(10,028)	$175,216
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

May 2, 2023
Fair value of total consideration	$5,763
Cash acquired	(294)
Net purchase price	$5,469
Assets acquired:
Accounts receivable	$144
Other current assets	119
Property and equipment	22
Technology intangible assets	2,680
Other non-current assets	502
Total identifiable assets acquired	3,467
Liabilities assumed:
Accounts payable	(66)
Accrued expenses	(131)
Deferred revenue	(749)
Total identifiable liabilities assumed	(946)
Goodwill	2,948
Fair value of total consideration transferred	$5,469
The technology intangible assets acquired have a weighted average useful life of 3 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability within other long-term liabilities on the unaudited condensed consolidated balance sheets.

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

October 27, 2022
Fair value of total consideration	$20,940
Cash acquired	(172)
Net purchase price	$20,768
Assets acquired:
Accounts receivable	$217
Other current assets	34
Property and equipment	13
Technology intangible assets	6,760
Other non-current assets	2,222
Total identifiable assets acquired	9,246
Liabilities assumed:
Accounts payable	(211)
Accrued expenses	(294)
Deferred revenue	(300)
Total identifiable liabilities assumed	(805)
Goodwill	12,327
Fair value of total consideration transferred	$20,768
The technology intangible assets acquired have a weighted average useful life of 7 years.

The fair value of the contingent consideration was measured at the acquisition date based on management’s estimate of future payments and recorded as a liability within accrued expenses and other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Asset Acquisitions

The Company periodically acquires customer relationships from other HCM providers. The asset purchase agreements usually provide for an initial payment as well as contingent payments to the seller based on revenue generated by the acquired clients over a defined timeframe. Contingent payments made under such agreements for the three months ended September 30, 2023 and 2022 were $— and $4,259, respectively.

The acquired customer relationships are recorded within intangible assets on the unaudited condensed consolidated balance sheets and are being amortized on a straight-line basis over three years. As of September 30, 2023, the weighted average remaining amortization period for these intangible assets was approximately 1.2 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.

5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$768,579	$—	$—	$768,579
U.S. Treasury and direct obligations of U.S. government agencies	74,248	—	(779)	73,469
Corporate bonds	176,016	46	(3,219)	172,843
Commercial paper	1,499	—	(1)	1,498
Other securities	17,232	—	(441)	16,791
	$1,037,574	$46	$(4,440)	$1,033,180

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
U.S. Treasury and direct obligations of U.S. government agencies	72,173	—	(776)	71,397
Corporate bonds	172,570	91	(3,049)	169,612
Commercial paper	2,977	—	(3)	2,974
Other securities	21,776	2	(418)	21,360
	$1,053,309	$93	$(4,246)	$1,049,156
Other securities are primarily comprised of collateralized and other mortgage obligations, municipal obligations, and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months ended September 30, 2023 and 2022, were approximately $23,652 and $143,107, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2023.
Expected maturities as of September 30, 2023 for client fund assets are as follows:

Due within fiscal year 2024	$844,269
Due within fiscal year 2025	71,140
Due within fiscal year 2026	73,867
Due within fiscal year 2027	21,699
Due within fiscal year 2028	20,639
Thereafter	1,566
Total	$1,033,180

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	September 30, 2023	June 30, 2023
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	22,245	18,702
Furniture and fixtures	2,247	2,250
Office equipment	2,902	2,880
Leasehold improvements	5,202	4,114
	60,031	55,381
Accumulated depreciation and amortization	(22,309)	(20,808)
Property and equipment, net	$37,722	$34,573
Depreciation and amortization of property and equipment was approximately $1,511 and $1,200 for the three months ended September 30, 2023 and 2022, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	September 30, 2023	June 30, 2023
Capitalized software	$138,961	$125,707
Accumulated amortization	(80,197)	(71,724)
Capitalized software, net	$58,764	$53,983
Amortization expense for capitalized software was approximately $8,473 and $6,406 for the three months ended September 30, 2023 and 2022, respectively.
The following is a schedule of future amortization expense as of September 30, 2023:

2024 (remaining nine months)	$23,720
2025	23,312
2026	11,356
2027	376
$58,764
8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2023	$767,738
Talenya Acquisition	(2,300)
Verb Acquisition	(438)
Foreign currency translation	(381)
Balance at September 30, 2023	$764,619

On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company exclusive naming rights to Paycor Stadium (the “Naming Rights”), home to the Cincinnati Bengals since 2000. Contractual payments under the naming rights agreement (the “Naming Rights Agreement”) began in August 2022 and end in 2038.

The Naming Rights have been recorded within intangible assets on the unaudited condensed consolidated balance sheet in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the Naming Rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium.

The discount between the offsetting liability and overall payment obligation is amortized to interest expense over the term of the Naming Rights Agreement using the effective interest method. The intangible asset is being amortized over the life of the Naming Rights Agreement on a straight-line basis through sales and marketing expense. The liability is included within accrued expenses and other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Components of intangible assets were as follows:

	September 30, 2023	June 30, 2023
Cost:
Technology	$151,867	$151,855
Customer relationships	462,450	462,452
Trade name	105,670	105,670
Naming rights	66,698	66,698
Total cost	$786,685	$786,675
Accumulated amortization:
Technology	$(142,683)	$(141,309)
Customer relationships	(369,639)	(348,123)
Trade name	(34,649)	(32,889)
Naming rights	(4,941)	(3,882)
Total accumulated amortization	$(551,912)	$(526,203)
Intangible assets, net	$234,773	$260,472

Amortization expense for intangible assets was approximately $25,710 and $23,270 for the three months ended September 30, 2023 and 2022, respectively.
The following is a schedule of future amortization expense as of September 30, 2023:

2024 (remaining nine months)	$70,825
2025	42,734
2026	16,232
2027	12,244
2028	12,244
Thereafter	80,494
$234,773
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

The Company had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2023 and June 30, 2023. Additionally, the Company had no outstanding letters of credit as of September 30, 2023 and June 30, 2023.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of September 30, 2023 and June 30, 2023, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$768,579	$—	$—	$768,579
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	73,469	—	73,469
Corporate bonds	—	172,843	—	172,843
Commercial paper	—	1,498	—	1,498
Other securities	—	16,791	—	16,791
	$768,579	$264,601	$—	$1,033,180

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,397	—	71,397
Corporate bonds	—	169,612	—	169,612
Commercial paper	—	2,974	—	2,974
Other securities	—	21,360	—	21,360
	$783,813	$265,343	$—	$1,049,156
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
11. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorized the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2023 and June 30, 2023, there were 177,104,017 and 176,535,236 shares of common stock outstanding, respectively, and no preferred stock outstanding.
12. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period.
Diluted net loss per share is computed by dividing net loss adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three months ended September 30, 2023 and 2022 included RSUs, stock options and ESPP purchase rights. Due to the net loss for the three months ended September 30, 2023 and 2022, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards held by certain employees representing membership interest units in Pride Aggregator, L.P., the investment vehicle controlled by the Apax Funds through which the Apax Funds acquired their interest in the Company, for the three months ended September 30, 2023 and 2022, respectively.
 Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2023	2022
Net loss	$(20,596)	$(29,052)
Weighted average outstanding shares:
Basic and diluted	176,953,395	175,512,577
Basic and diluted net loss per share	$(0.12)	$(0.17)

13. COMMITMENTS AND CONTINGENCIES:
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

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with tens to thousands of employees. Our unified, cloud-native platform is designed to empower leaders to build winning teams by modernizing people management. Our Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of September 30, 2023, approximately 30,800 customers across all 50 states trusted us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions to our cloud-native HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers and expand our HCM suite and as our customers add more employees and purchase additional product modules. Our subscription-based business model is highly recurring in nature and provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our five HCM software bundles and nonrefundable implementation fees, which represented approximately 92% of total revenues for the three months ended September 30, 2023. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We primarily market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size and geography. In addition, during the three months ended September 30, 2023, we launched an Embedded HCM Solution that expands/complements our distribution model through technology partnerships. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Total Revenues	$143,588	$118,303
Loss from Operations	$(23,372)	$(33,390)
Operating Margin	(16.3)%	(28.2)%
Adjusted Operating Income*	$15,920	$10,413
Adjusted Operating Income Margin*	11.1%	8.8%
Net Loss	$(20,596)	$(29,052)
*Adjusted Operating Income and Adjusted Operating Income Margin are non-U.S. GAAP (“non-GAAP”) financial measures. See Non-GAAP Financial Measures below for a definition of our non-GAAP measures and reconciliations to the most closely comparable U.S. GAAP measures.

Impact of Adverse Macroeconomic Conditions

Negative macroeconomic conditions, such as supply chain disruptions, labor shortages, extended periods of inflation and rising interest rates, are expected to continue to pose risks to our and our customers’ businesses for the foreseeable future and may impact our business. It is also possible that fiscal or monetary policies adopted in an attempt to curtail the broadening or protracted extension of these negative conditions could lead to an economic slowdown or cause a recession in the U.S. or global economy. Further, bank failures and the follow-on effects of those events may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. If a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount in response to these conditions, we or our customers are unable (temporarily or otherwise) to access deposits or utilize existing sources of liquidity, there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in overall domestic production or consumption of goods and services more globally, our business, financial condition, and results of operations could be materially and adversely impacted.

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

As of September 30, 2023 and 2022, we had approximately 30,800 and 29,900 customers, respectively, representing a period-over-period increase of 3.0%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We also track client accounts as it provides an alternative measure of the scale of our business and customers.

In addition, we are focused on expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe that this strategy addresses a key need for SMB customers, while also allowing us to better serve the needs of leaders through a more comprehensive product suite. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. We define “effective PEPM,” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Acquisition and Talent Management.

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

On an annual basis, our net revenue retention has continued to trend favorably since the COVID-19 pandemic recovery in fiscal year 2021 and reached a new record in fiscal year 2023. Our net revenue retention was negatively impacted during the early stages of the COVID-19 pandemic by stay-at-home, business closure and other restrictive orders, which resulted in reduced employee headcount, temporary and permanent business closures, and delayed sales and starts with many of our customers.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal 2019, we acquired Ximble’s scheduling solution and in fiscal 2020, we released Paycor Analytics. In fiscal 2021, we launched our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. In fiscal 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based microlearning platform, now part of Paycor Paths, to enhance our industry-leading talent management solution. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.7 million as of September 30, 2023, with $4.8 million of revenue recognized for the three months ended September 30, 2023. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $16.5 million as of September 30, 2022, with $4.7 million of revenue recognized for the three months ended September 30, 2022.

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

We amortized $8.1 million and $5.6 million of capitalized contract fulfillment costs during the three months ended September 30, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $9.8 million and $7.6 million of capitalized internal-use and acquired software costs during the three months ended September 30, 2023 and 2022, respectively.

Our cost of revenues is expected to increase in absolute dollars as we expand our customer base. However, in the long-term we expect cost of revenues to reduce as a percentage of total revenues as our business scales.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related expenses for our direct sales and marketing staff, marketing, advertising and promotion expenses, including amortization expense associated with the exclusive naming rights to Paycor Stadium (the “Naming Rights”), home to the Cincinnati Bengals since 2000, and other related costs. We capitalize certain commission costs related to new contracts or purchases of additional services by our existing customers and amortize such items over a period of six years.

We amortized $6.2 million and $4.4 million of capitalized contract acquisition costs during the three months ended September 30, 2023 and 2022, respectively. Additionally, we recorded $1.1 million and $0.8 million of amortization expense associated with the Naming Rights during the three months ended September 30, 2023 and 2022, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $23.3 million and $21.3 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing, during the three months ended September 30, 2023 and 2022, respectively. The increase in amortization expense in the three months ended September 30, 2023 is attributable to our asset acquisitions.

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

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Capitalized software	$12,558	$8,603
Research and development expenses	$14,055	$12,402

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$132,708	$114,169
Interest income on funds held for clients	10,880	4,134
Total revenues	143,588	118,303
Cost of revenues	51,378	43,185
Gross profit	92,210	75,118
Operating expenses:
Sales and marketing	52,778	48,195
General and administrative	48,749	47,911
Research and development	14,055	12,402
Total operating expenses	115,582	108,508
Loss from operations	(23,372)	(33,390)
Interest expense	(1,244)	(1,087)
Other income	931	445
Loss before benefit for income taxes	(23,685)	(34,032)
Income tax benefit	(3,089)	(4,980)
Net loss	$(20,596)	$(29,052)

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

Revenues

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Revenues:
Recurring and other revenue	$132,708	$114,169	$18,539	16%
Interest income on funds held for clients	10,880	4,134	6,746	163
Total revenues	$143,588	$118,303	$25,285	21%

Total revenues for the three months ended September 30, 2023 and 2022 were $143.6 million and $118.3 million, respectively. For the three months ended September 30, 2023 and 2022, recurring and other revenue accounted for $132.7 million and $114.2 million, respectively. Additionally, interest income on funds held for clients accounted for $10.9 million and $4.1 million, respectively, for the three months ended September 30, 2023 and 2022. Total revenues increased primarily as a result of an increase in the average number of employees per customer, an increase in effective PEPM and an increase in interest income on funds held for clients. See Note 5 to our unaudited condensed consolidated Financial Statements - “Funds Held for Clients” for more information.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of new customers and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the three months ended September 30, 2023 and 2022 were $1,016.8 million and $920.2 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Cost of revenues	$51,378	$43,185	$8,193	19%
Percentage of total revenues	36%	37%
Gross profit	$92,210	$75,118	$17,092	23%
Percentage of total revenues	64%	63%

Total cost of revenues for the three months ended September 30, 2023 and 2022 were $51.4 million and $43.2 million, respectively. Our total cost of revenues increased primarily as a result of a $2.6 million increase in amortization of deferred contract costs, a $2.1 million increase in amortization expense relating to capitalized software, a $1.8 million increase in employee-related costs to support new customers, which includes a $0.6 million decrease in stock-based compensation expense, and a $0.6 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Sales and marketing	$52,778	$48,195	$4,583	10%
Percentage of total revenues	37%	41%

Sales and marketing expenses for the three months ended September 30, 2023 and 2022 were $52.8 million and $48.2 million, respectively. The increase in sales and marketing expenses was primarily the result of a $2.1 million increase in amortization expense associated with the Naming Rights and advertising expenses, a $1.9 million increase in employee-related costs, which includes a $3.1 million decrease in stock-based compensation expense, a $1.8 million increase in amortization expense associated with costs to obtain a contract and a $0.4 million increase in licensing fees, partially offset by a $1.5 million decrease in travel and event related expenses and a $0.2 million decrease in professional services, consulting fees and other costs.

General and Administrative

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
General and administrative	$48,749	$47,911	$838	2%
Percentage of total revenues	34%	40%

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $48.7 million and $47.9 million, respectively. The increase in general and administrative expenses was primarily driven by a $2.0 million increase in intangible amortization expense primarily associated with asset acquisitions, including the capitalization of contingent payments, a $0.7 million increase in employee-related costs, which includes a $0.3 million decrease in stock-based compensation expense and a $0.2 million increase in licensing fees, partially offset by a $1.1 million decrease in professional services, consulting fees and other costs and a $0.7 million decrease in loss from exiting leases of certain facilities.

Research and Development

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Research and development	$14,055	$12,402	$1,653	13%
Percentage of total revenues	10%	10%

Research and development expenses for the three months ended September 30, 2023 and 2022 were $14.1 million and $12.4 million, respectively. The increase in research and development expenses was primarily the result of a $0.8 million increase in licensing fees, a $0.7 million increase in employee-related costs and a $0.3 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Interest expense	$1,244	$1,087	$157	14%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended September 30, 2023 and 2022 was $1.2 million and $1.1 million, respectively. The increase in interest expense was primarily the result of accretion expense associated with the Naming Rights.

Other income

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022	$ Change	% Change
Other income	$931	$445	$486	109%

Other income for the three months ended September 30, 2023 and 2022 primarily consists of interest income earned on operating cash.

Income tax benefit

Income tax benefit for the three months ended September 30, 2023 and 2022 was $3.1 million and $5.0 million, respectively, reflecting effective tax rates for those periods of 13.0% and 14.6%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized during the current period and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the three months ended September 30, 2023, partially offset by an increase in tax deductible stock-based compensation expense.

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

Adjusted Gross Profit was $95.2 million and $78.5 million, or 66.3% and 66.3% of total revenues, for the three months ended September 30, 2023 and 2022, respectively. Adjusted Gross Profit increased for the three months ended September 30, 2023, primarily driven by the increase in total revenues from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Gross Profit*	$92,210	$75,118
Gross Profit Margin	64.2%	63.5%
Amortization of intangible assets	1,375	1,128
Stock-based compensation expense	1,595	2,210
Adjusted Gross Profit*	$95,180	$78,456
Adjusted Gross Profit Margin	66.3%	66.3%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $0.6 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $8.5 million and $6.4 million for the three months ended September 30, 2023 and 2022, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of deferred contract costs of $8.1 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively.

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

Adjusted Operating Income was $15.9 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively. Adjusted Operating Income increased for the three months ended September 30, 2023, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Loss from Operations	$(23,372)	$(33,390)
Operating Margin	(16.3)%	(28.2)%
Amortization of intangible assets	25,710	23,270
Stock-based compensation expense	12,915	16,951
(Gain) loss on lease exit*	(144)	509
Corporate adjustments**	811	3,073
Adjusted Operating Income	$15,920	$10,413
Adjusted Operating Income Margin	11.1%	8.8%

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2023 relate to professional, consulting, and other costs of $0.8 million. Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with a secondary offering completed in September 2022 (“September 2022 Secondary Offering”) of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million.

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

Adjusted Sales and Marketing expense was $47.4 million and $39.9 million for the three months ended September 30, 2023 and 2022. Adjusted Sales and Marketing expenses increased for the three months ended September 30, 2023, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts and an increase in licensing fees.

Adjusted General and Administrative expense was $19.7 million and $17.7 million for the three months ended September 30, 2023 and 2022. Adjusted General and Administrative expenses increased for the three months ended September 30, 2023, primarily driven by additional employee-related costs and an increase in licensing fees.

Adjusted Research and Development expense was $12.1 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively. Adjusted Research and Development expenses increased for the three months ended September 30, 2023, primarily driven by an increase in employee-related costs, an increase in licensing fees and an increase in professional services, consulting fees and other costs.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Sales and Marketing expense	$52,778	$48,195
Amortization of intangible assets	(1,059)	(827)
Stock-based compensation expense	(4,318)	(7,434)
Adjusted Sales and Marketing expense	$47,401	$39,934
General and Administrative expense	$48,749	$47,911
Amortization of intangible assets	(23,276)	(21,315)
Stock-based compensation expense	(5,072)	(5,336)
Gain (loss) on lease exit*	144	(509)
Corporate adjustments**	(811)	(3,073)
Adjusted General and Administrative expense	$19,734	$17,678
Research and Development expense	$14,055	$12,402
Stock-based compensation expense	(1,930)	(1,971)
Adjusted Research and Development expense	$12,125	$10,431

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three months ended September 30, 2023 relate to professional, consulting, and other costs of $0.8 million. Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with the

September 2022 Secondary Offering of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as loss before benefit for income tax after adjusting for amortization of acquired intangible assets and Naming Rights, accretion expense associated with the Naming Rights, stock-based compensation expense, gain or loss on the extinguishment of debt, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Per Share as Adjusted Net Income divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

We use Adjusted Net Income and Adjusted Net Income Per Share to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Net Income and Adjusted Net Income Per Share facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with U.S. GAAP, help provide a broader picture of factors and trends affecting our results of operations. While the amortization expense relating to intangible assets is excluded from Adjusted Net Income, the revenue related to such intangible assets is reflected in Adjusted Net Income as these assets contribute to our revenue generation.

Adjusted Net Income and Adjusted Net Income Per Share have limitations as analytical tools, and you should not consider these in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Net Income should not be considered as a replacement for Net Loss, and Adjusted Net Income Per Share should not be considered as a replacement for diluted net loss per share, as determined by U.S. GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Net Income was $12.8 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively. Adjusted Net Income increased for the three months ended September 30, 2023, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net loss before benefit for income taxes	$(23,685)	$(34,032)
Amortization of intangible assets	25,710	23,270
Naming rights accretion expense	1,030	893
Stock-based compensation expense	12,915	16,951
(Gain) loss on lease exit*	(144)	509
Corporate adjustments**	811	3,073
Non-GAAP adjusted income before applicable income taxes	16,637	10,664
Income tax effect on adjustments***	(3,827)	(2,453)
Adjusted Net Income	$12,810	$8,211

Adjusted Net Income Per Share	$0.07	$0.05
Adjusted shares outstanding****	177,334,568	175,933,418

* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2023 relate to costs associated with professional, consulting, and other costs of $0.8 million. Corporate adjustments for the three months ended September 30, 2022 relate to costs associated with the September 2022 Secondary Offering of $1.5 million, professional, consulting, and other costs of $1.0 million and transaction expenses and other costs of $0.6 million.

*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 23.0% for the three months ended September 30, 2023 and 2022, respectively.
**** The adjusted shares outstanding for the three months ended September 30, 2023 and 2022, respectively, are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $54.3 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of September 30, 2023, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

We have historically financed our operations primarily through cash received from operations and debt financing and, more recently, with the issuance of equity in our initial public offering. We believe our existing cash and cash equivalents, borrowings available under our revolving credit facility and cash provided by sales of our solutions and services will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and the introduction of new and enhanced products and services offerings. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of September 30, 2023, we had deferred revenue of $18.7 million, of which $13.1 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

Borrowings under the Revolving Credit Facility, if any, have variable interest rates. During the periods covered by this report, the variable interest rates were equal to, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate and (b) the Federal funds rate plus 0.50% or (ii) in the case of Eurocurrency borrowings, the applicable term Secured Overnight Financing Rate (as adjusted, “Benchmark Replacement SOFR”), plus, in each case, an applicable margin of (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of Eurocurrency borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios.

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of September 30, 2023, we were in compliance with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the three months ended September 30, 2023 and 2022.

	Three Months Ended
(in thousands)	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(26,129)	$(24,101)
Net cash used in investing activities	(13,591)	(118,960)
Net cash used in financing activities	(16,471)	(772,641)
Impact of foreign exchange on cash and cash equivalents	1	(14)
Net change in cash and cash equivalents	(56,190)	(915,716)
Cash and cash equivalents at beginning of period	879,046	1,682,923
Cash and cash equivalents at end of period	$822,856	$767,207

Operating Activities

Net cash used in operating activities was $26.1 million and $24.1 million for the three months ended September 30, 2023 and 2022, respectively. The change in operating activities for the three months ended September 30, 2023 reflects net changes in operating assets and liabilities, partially offset by a decrease in net loss and an increase in adjustments to add back non-cash items.

Investing Activities

Net cash used in investing activities was $13.6 million and $119.0 million, for the three months ended September 30, 2023 and 2022, respectively. The change in investing activities for the three months ended September 30, 2023 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio.

Financing Activities

Net cash used in financing activities was $16.5 million for the three months ended September 30, 2023 and consisted primarily of a decrease in funds held to satisfy client fund obligations. Net cash used in financing activities was $772.6 million for the three months ended September 30, 2022 and consisted primarily of a decrease in funds held to satisfy client fund obligations.

Contractual Obligations and Commitments

Our principal commitments at September 30, 2023 primarily consist of leases for office space and obligations associated with the Naming Rights. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on 10-K that was filed with the SEC on August 28, 2023 (“Form 10-K”). For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note 9. Debt Agreements and Letters of Credit” and “Note 13. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended September 30, 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents totaling $54.3 million and funds held for clients of $1,033.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any allowance for credit impairment losses on available-for-sale securities. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2023.

We are also exposed to changing Eurodollar-based interest rates. Interest rate risk is highly sensitive due to many factors, including European Union and U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin (as described in the liquidity and capital resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations above).

At September 30, 2023, we had no outstanding debt under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve continues to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin. As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together have a material adverse effect on our business, financial condition, or liquidity. For additional information, see Note 13 to our Consolidated Financial Statements - “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

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

Paycor HCM, Inc.

Date:	November 9, 2023	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2023	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)