Form 10-Q
period 2024-03-31
PAYCOR HCM, INC.
filed 2024-05-09
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the number of shares of the Registrant’s Common Stock outstanding was 178,210,132 shares.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,098	$95,233
Accounts receivable, net	43,989	30,820
Deferred contract costs	67,156	54,448
Prepaid expenses	16,985	10,448
Other current assets	7,772	2,581
Current assets before funds held for clients	226,000	193,530
Funds held for clients	1,418,233	1,049,156
Total current assets	1,644,233	1,242,686
Property and equipment, net	35,780	34,573
Operating lease right-of-use assets	14,968	16,834
Goodwill	766,739	767,738
Intangible assets, net	190,818	260,472
Capitalized software, net	64,987	53,983
Long-term deferred contract costs	184,480	162,657
Other long-term assets	3,344	2,232
Total assets	$2,905,349	$2,541,175
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,005	$28,350
Accrued expenses and other current liabilities	25,088	24,119
Accrued payroll and payroll related expenses	36,754	43,858
Deferred revenue	14,017	13,083
Current liabilities before client fund obligations	95,864	109,410
Client fund obligations	1,420,159	1,053,926
Total current liabilities	1,516,023	1,163,336
Deferred income taxes	13,696	18,047
Long-term operating leases	14,009	16,061
Other long-term liabilities	70,251	70,047
Total liabilities	1,613,979	1,267,491
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 178,030,253 shares outstanding at March 31, 2024 and 176,535,236 shares outstanding at June 30, 2023	178	177
Treasury stock, at cost, 10,620,260 shares at March 31, 2024 and June 30, 2023	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at March 31, 2024 and June 30, 2023	—	—
Additional paid-in capital	2,067,497	2,011,194
Accumulated deficit	(530,147)	(489,495)
Accumulated other comprehensive loss	(1,084)	(3,118)
Total stockholders' equity	1,291,370	1,273,684
Total liabilities and stockholders' equity	$2,905,349	$2,541,175

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues:
Recurring and other revenue	$171,973	$150,757	$451,913	$389,908
Interest income on funds held for clients	15,046	10,725	38,235	22,741
Total revenues	187,019	161,482	490,148	412,649
Cost of revenues	58,736	49,323	165,239	138,692
Gross profit	128,283	112,159	324,909	273,957
Operating expenses:
Sales and marketing	55,839	55,499	166,370	155,607
General and administrative	49,921	51,033	154,843	151,405
Research and development	15,067	13,658	45,787	39,935
Total operating expenses	120,827	120,190	367,000	346,947
Income (loss) from operations	7,456	(8,031)	(42,091)	(72,990)
Other (expense) income:
Interest expense	(1,146)	(1,970)	(3,543)	(3,461)
Other	1,133	2,003	319	2,514
Income (loss) before benefit for income taxes	7,443	(7,998)	(45,315)	(73,937)
Income tax expense (benefit)	1,250	(658)	(4,663)	(10,082)
Net income (loss)	$6,193	$(7,340)	$(40,652)	$(63,855)
Basic and diluted net income (loss) per share	$0.03	$(0.04)	$(0.23)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	177,968,744	176,306,017	177,494,795	175,879,962
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income (loss)	$6,193	$(7,340)	$(40,652)	$(63,855)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on foreign currency translation	(154)	21	(139)	(286)
Unrealized (loss) gain on available-for-sale securities, net of tax	(926)	641	2,173	175
Other comprehensive (loss) income, net of tax	(1,080)	662	2,034	(111)
Comprehensive income (loss)	$5,113	$(6,678)	$(38,618)	$(63,966)
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2022	—	$—	175,856,650	$176	$(245,074)	$1,967,352	$(451,904)	$(2,554)	$1,267,996
Net loss	—	—	—	—	—	—	(7,340)	—	(7,340)
Stock-based compensation expense	—	—	—	—	—	20,384	—	—	20,384
Net settlement for taxes	—	—	—	—	—	(423)	—	—	(423)
Issuance of common stock under employee stock plans	—	—	583,772	—	—	3,985	—	—	3,985
Other comprehensive income	—	—	—	—	—	—	—	662	662
Balance, March 31, 2023	—	$—	176,440,422	$176	$(245,074)	$1,991,298	$(459,244)	$(1,892)	$1,285,264

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, December 31, 2023	—	$—	177,634,296	$178	$(245,074)	$2,049,501	$(536,340)	$(4)	$1,268,261
Net income	—	—	—	—	—	—	6,193	—	6,193
Stock-based compensation expense	—	—	—	—	—	14,849	—	—	14,849
Net settlement for taxes	—	—	—	—	—	(544)	—	—	(544)
Issuance of common stock under employee stock plans	—	—	395,957	—	—	3,691	—	—	3,691
Other comprehensive loss	—	—	—	—	—	—	—	(1,080)	(1,080)
Balance, March 31, 2024	—	$—	178,030,253	$178	$(245,074)	$2,067,497	$(530,147)	$(1,084)	$1,291,370

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Nine Months Ended March 31, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2022	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss	—	—	—	—	—	—	(63,855)	—	(63,855)
Stock-based compensation expense	—	—	—	—	—	58,019	—	—	58,019
Net settlement for taxes	—	—	—	—	—	(2,150)	—	—	(2,150)
Issuance of common stock under employee stock plans	—	—	1,530,883	1	—	8,629	—	—	8,630
Other comprehensive loss	—	—	—	—	—	—	—	(111)	(111)
Balance, March 31, 2023	—	$—	176,440,422	$176	$(245,074)	$1,991,298	$(459,244)	$(1,892)	$1,285,264

	Nine Months Ended March 31, 2024
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2023	—	—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684
Net loss	—	—	—	—	—	—	(40,652)	—	(40,652)
Stock-based compensation expense	—	—	—	—	—	50,813	—	—	50,813
Net settlement for taxes	—	—	—	—	—	(2,373)	—	—	(2,373)
Issuance of common stock under employee stock plans	—	—	1,495,017	1	—	7,863	—	—	7,864
Other comprehensive income	—	—	—	—	—	—	—	2,034	2,034
Balance, March 31, 2024	$—	$—	$178,030,253	$178	$(245,074)	$2,067,497	$(530,147)	$(1,084)	$1,291,370

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,652)	$(63,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,464	3,571
Amortization of intangible assets and software	101,872	92,727
Amortization of deferred contract costs	46,524	33,246
Stock-based compensation expense	50,813	58,019
Deferred tax benefit	(4,670)	(10,287)
Bad debt expense	4,937	3,233
Loss on sale of investments	280	232
Loss on foreign currency exchange	186	381
(Gain) loss on lease exit	(24)	950
Naming rights accretion expense	3,066	3,198
Change in fair value of contingent consideration	2,816	—
Other	66	(930)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,124)	(12,063)
Prepaid expenses and other assets	(9,567)	(6,510)
Accounts payable	(8,478)	6,229
Accrued liabilities and other	(13,944)	(19,602)
Deferred revenue	1,190	1,119
Deferred contract costs	(81,055)	(73,273)
Net cash provided by operating activities	39,700	16,385
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(226,919)	(365,196)
Proceeds from sale and maturities of client funds available-for-sale securities	178,134	259,097
Purchase of property and equipment	(2,451)	(3,285)
Acquisition of intangible assets	(4,954)	(18,842)
Acquisition of businesses, net of cash acquired	82	(18,793)
Internally developed software costs	(38,268)	(30,600)
Net cash used in investing activities	(94,376)	(177,619)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	364,028	(453,685)
Payment of capital expenditure financing	(3,689)	—
Repayments of debt and finance lease obligations	(809)	(211)
Withholding taxes paid related to net share settlements	(2,373)	(2,150)
Proceeds from exercise of stock options	—	345
Proceeds from employee stock purchase plan	7,864	8,285
Net cash provided by (used in) financing activities	365,021	(447,416)
Impact of foreign exchange on cash and cash equivalents	(3)	(15)
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	310,342	(608,665)
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	879,046	1,682,923
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$1,189,388	$1,074,258
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$20	$2
Cash paid for interest	$145	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,257
Capital lease asset obtained in exchange for capital lease liabilities	$3,393	$—
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$90,098	$82,858
Funds held for clients	1,099,290	991,400
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,189,388	$1,074,258

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
Accounts receivable, net
Accounts receivable balances are shown on the unaudited condensed consolidated balance sheets net of the allowance for doubtful accounts of $11,880 and $7,032 as of March 31, 2024 and June 30, 2023, respectively. The allowance for doubtful accounts considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for doubtful accounts is adjusted periodically based on management’s consideration of past due accounts. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled approximately $8,459 and $8,014 for the three months ended March 31, 2024 and 2023, respectively. Advertising and promotion expenses totaled approximately $24,730 and $21,415 for the nine months ended March 31, 2024 and 2023, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes the grant date fair value of restricted stock units (“RSUs”) based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation expense for the three months ended March 31, 2024 and 2023 of $14,849 and $20,384, respectively. The Company recognized stock-based compensation expense for the nine months ended March 31, 2024 and 2023 of $50,813 and $58,019, respectively.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Recurring fees	$168,105	$147,491	$440,616	$380,426
Implementation services and other	3,868	3,266	11,297	9,482
Recurring and other revenue	$171,973	$150,757	$451,913	$389,908
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

The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance, beginning of period	$18,952	$17,037	$18,697	$17,046
Deferred revenue acquired	—	7	—	300
Deferral of revenue	6,391	6,279	16,444	16,186
Revenue recognized	(5,458)	(4,949)	(15,252)	(15,052)
Impact of foreign exchange	(23)	(4)	(27)	(110)
Balance, end of period	$19,862	$18,370	$19,862	$18,370
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $4,192 in fiscal year 2024, $11,822 in fiscal year 2025, and $3,848 in fiscal year 2026.

 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended March 31, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$101,235	$10,880	$(7,111)	$105,004
Costs to fulfill a contract	139,898	16,271	(9,537)	146,632
Total	$241,133	$27,151	$(16,648)	$251,636

	As of and for the Three Months Ended March 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$82,423	$10,559	$(5,316)	$87,666
Costs to fulfill a contract	107,482	15,189	(6,836)	115,835
Total	$189,905	$25,748	$(12,152)	$203,501

	As of and for the Nine Months Ended March 31, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$93,317	$31,685	$(19,998)	$105,004
Costs to fulfill a contract	123,788	49,370	(26,526)	146,632
Total	$217,105	$81,055	$(46,524)	$251,636

	As of and for the Nine Months Ended March 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$29,949	$(14,625)	$87,666
Costs to fulfill a contract	91,132	43,324	(18,621)	115,835
Total	$163,474	$73,273	$(33,246)	$203,501
Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited condensed consolidated balance sheets. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expenses in the unaudited condensed consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented.
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

May 2, 2023
Fair value of total consideration	$5,677
Cash acquired	(295)
Net purchase price	$5,382
Assets acquired:
Accounts receivable	$144
Other current assets	119
Property and equipment	22
Technology intangible assets	2,680
Other non-current assets	586
Total identifiable assets acquired	3,551
Liabilities assumed:
Accounts payable	(49)
Accrued expenses	(96)
Deferred revenue	(749)
Total identifiable liabilities assumed	(894)
Goodwill	2,725
Fair value of total consideration transferred	$5,382
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

The Company incurred transaction costs of $— related to the Talenya Acquisition for both the three months ended March 31, 2024 and 2023 and $— and $1,174 related to the Talenya Acquisition for the nine months ended March 31, 2024 and 2023, respectively. These costs were expensed as incurred in general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations.

Asset Acquisitions

The Company periodically acquires customer relationships from other HCM providers. The asset purchase agreements usually provide for an initial payment as well as contingent payments to the seller based on revenue generated by the acquired clients over a defined timeframe. Contingent payments made under such agreements for both the three months ended March 31, 2024 and 2023 were $—. Contingent payments made under such agreements for the nine months ended March 31, 2024 and 2023 were $3,596 and $4,259, respectively.

The acquired customer relationships are recorded within intangible assets on the unaudited condensed consolidated balance sheets and are being amortized on a straight-line basis over three years. As of March 31, 2024, the weighted average remaining amortization period for these intangible assets was approximately 1.9 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,099,290	$—	$—	$1,099,290
U.S. Treasury and direct obligations of U.S. government agencies	86,707	33	(315)	86,425
Corporate bonds	212,839	214	(1,048)	212,005
Commercial paper	618	—	—	618
Other securities	20,042	17	(164)	19,895
	$1,419,496	$264	$(1,527)	$1,418,233

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
U.S. Treasury and direct obligations of U.S. government agencies	72,173	—	(776)	71,397
Corporate bonds	172,570	91	(3,049)	169,612
Commercial paper	2,977	—	(3)	2,974
Other securities	21,776	2	(418)	21,360
	$1,053,309	$93	$(4,246)	$1,049,156
Other securities are primarily comprised of municipal obligations and certificates of deposit.
Proceeds from sales and maturities of investment securities for the three months ended March 31, 2024 and 2023 were approximately $74,680 and $45,080, respectively. Proceeds from sales and maturities of investment securities for the nine months ended March 31, 2024 and 2023 were approximately $178,134 and $259,097, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at March 31, 2024.

Expected maturities as of March 31, 2024 for client fund assets are as follows:

Due within fiscal year 2024	$1,110,120
Due within fiscal year 2025	68,232
Due within fiscal year 2026	127,759
Due within fiscal year 2027	80,870
Due within fiscal year 2028	23,368
Thereafter	7,884
Total	$1,418,233

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	March 31, 2024	June 30, 2023
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	23,135	18,702
Furniture and fixtures	2,248	2,250
Office equipment	2,903	2,880
Leasehold improvements	5,207	4,114
	60,928	55,381
Accumulated depreciation and amortization	(25,148)	(20,808)
Property and equipment, net	$35,780	$34,573
Depreciation and amortization of property and equipment was approximately $1,467 and $1,175 for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization of property and equipment was approximately $4,464 and $3,571 for the nine months ended March 31, 2024 and 2023, respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	March 31, 2024	June 30, 2023
Capitalized software	$163,976	$125,707
Accumulated amortization	(98,989)	(71,724)
Capitalized software, net	$64,987	$53,983
Amortization expense for capitalized software was approximately $9,625 and $7,166 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for capitalized software was approximately $27,264 and $20,317 for the nine months ended March 31, 2024 and 2023, respectively.

The following is a schedule of future amortization expense as of March 31, 2024:

2024 (remaining three months)	$9,448
2025	31,651
2026	19,695
2027	4,193
$64,987
8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2023	$767,738
Verb Acquisition	(661)
Foreign currency translation	(338)
Balance at March 31, 2024	$766,739
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

The discount between the offsetting liability and overall payment obligation is amortized to interest expense over the term of the Naming Rights Agreement using the effective interest method. The intangible asset is being amortized over the life of the Naming Rights Agreement on a straight-line basis through sales and marketing expenses. The liability is included within accrued expenses and other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Components of intangible assets were as follows:

	March 31, 2024	June 30, 2023
Cost:
Technology	$153,011	$151,855
Customer relationships	466,248	462,452
Trade name	105,670	105,670
Naming rights	66,698	66,698
Total cost	$791,627	$786,675
Accumulated amortization:
Technology	$(144,057)	$(141,309)
Customer relationships	(411,523)	(348,123)
Trade name	(38,171)	(32,889)
Naming rights	(7,058)	(3,882)
Total accumulated amortization	$(600,809)	$(526,203)
Intangible assets, net	$190,818	$260,472

Amortization expense for intangible assets was approximately $23,935 and $24,467 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets was approximately $74,608 and $72,410 for the nine months ended March 31, 2024 and 2023, respectively.
The following is a schedule of future amortization expense as of March 31, 2024:

2024 (remaining three months)	$23,028
2025	44,853
2026	17,779
2027	12,420
2028	12,244
Thereafter	80,494
$190,818
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

The Company had no outstanding borrowings under the Revolving Credit Facility as of March 31, 2024 and June 30, 2023. Additionally, the Company had no outstanding letters of credit as of March 31, 2024 and June 30, 2023.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of March 31, 2024 and June 30, 2023, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,099,290	$—	$—	$1,099,290
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	86,425	—	86,425
Corporate bonds	—	212,005	—	212,005
Commercial paper	—	618	—	618
Other securities	—	19,895	—	19,895
	$1,099,290	$318,943	$—	$1,418,233

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,397	—	71,397
Corporate bonds	—	169,612	—	169,612
Commercial paper	—	2,974	—	2,974
Other securities	—	21,360	—	21,360
	$783,813	$265,343	$—	$1,049,156
Available-for-sale securities included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
11. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorized the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2024 and June 30, 2023, there were 178,030,253 and 176,535,236 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

On March 6, 2024, our principal stockholder, Pride Aggregator, LP (“Pride Aggregator”), which is the investment vehicle controlled by certain funds advised by Apax Partners LLP, completed a secondary underwritten public offering of 8,000,000 shares of the Company’s common stock. The Company did not receive any proceeds from this sale.
12. NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period.
Diluted net income (loss) per share is computed by dividing net income (loss) adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and nine months ended March 31, 2024 and 2023 included RSUs, stock options and ESPP purchase rights. Due to the net loss for the nine months ended March 31, 2024 and both the three and nine months ended March 31, 2023, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company excluded the impact of stock-based compensation awards held by certain employees consisting of membership interest units in Pride Aggregator for both the three and nine months ended March 31, 2024 and 2023.

 Basic and diluted net loss per share was the same for the nine months ended March 31, 2024 and both the three and nine months ended March 31, 2023, as the inclusion of all potential common shares outstanding in the computation of diluted net loss for each such period would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$6,193	$(7,340)	$(40,652)	$(63,855)
Weighted average common shares outstanding:
Basic and diluted	177,968,744	176,306,017	177,494,795	175,879,962
Basic and diluted net income (loss) per share	$0.03	$(0.04)	$(0.23)	$(0.36)
13. COMMITMENTS AND CONTINGENCIES:
The Company is subject to various claims, litigation and regulatory compliance matters in the normal course of business. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of its best estimate for the ultimate loss. The resolution of these claims, litigation and regulatory compliance matters, individually or in the aggregate, is not expected to have a material adverse impact on the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with tens to thousands of employees. Our unified, cloud-based platform is designed to empower leaders to build winning teams by modernizing people management. Our Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching, and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of March 31, 2024, approximately 30,600 customers across all 50 states trusted us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions of our cloud-based HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers and expand our HCM suite and as our customers add more employees and purchase additional product modules. Our subscription-based business model is highly recurring in nature and provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our five HCM software bundles and nonrefundable implementation fees, which represented approximately 92% of total revenues for both the three and nine months ended March 31, 2024. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We primarily market and sell our solutions through a direct sales force, which is organized into field and inside sales teams based on customer size and geography. In addition, during the nine months ended March 31, 2024, we launched an Embedded HCM Solution that expands our distribution model through technology and service partnerships. Our highly efficient and multi-pronged go-to-market strategy is a key driver of our growth.

The table below sets forth selected results of operations for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Total Revenues	$187,019	$161,482	$490,148	$412,649
Income (Loss) from Operations	$7,456	$(8,031)	$(42,091)	$(72,990)
Operating Margin	4.0%	(5.0)%	(8.6)%	(17.7)%
Adjusted Operating Income*	$47,730	$39,107	$86,947	$67,163
Adjusted Operating Income Margin*	25.5%	24.2%	17.7%	16.3%
Net Income (Loss)	$6,193	$(7,340)	$(40,652)	$(63,855)
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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Expand Our Sales Footprint to Add New Customers

Our current customer base represents a small portion of the U.S. market for HCM and payroll solutions. We believe there is substantial opportunity to continue to broaden our customer base, particularly in the 15 most populous metropolitan statistical areas in the United States (i.e., Tier 1 markets), by expanding our sales headcount. Our ability to do so will depend on several factors, including the ability to recruit and retain qualified sales staff, the effectiveness of our products, the relative pricing of our products, our competitors’ offerings, and the effectiveness of our marketing efforts.

We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. We also track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of March 31, 2024 and 2023, we had approximately 2,616,000 and 2,396,000 customer employees, respectively, representing a period-over-period increase of 9.2%.

In addition, we are focused on maintaining and expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to SMBs and are often influential in the HCM selection process.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe our cloud platform and pricing model provides much better value and predictability for our customers and for Paycor. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. We define “effective PEPM” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Acquisition and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal year 2019, we acquired Ximble’s scheduling solution and in fiscal year 2020, we released Paycor Analytics. In fiscal year 2021, we launched our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results and structured goal setting. In fiscal year 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal year 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based microlearning platform, now part of Paycor Paths, to enhance our industry-leading talent solutions. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continues to increase. In fiscal year 2024, we introduced a generative AI analytics digital assistant, powered by Visier, that empowers leaders to quickly and easily consume people-focused analytics in a conversational chat interface. We also introduced pay benchmarking, which provides market salary insights to enable competitive compensation strategies, and launched labor forecasting, which empowers leaders to right-size their labor costs to their operations by leveraging historical data and demand data forecasts to maximize return on investment and service quality. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Basis of Presentation

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancellable by the customer on 60 days’ notice or less. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll and HR-related cloud-based computing services, Workforce Management, Talent Management, Talent Acquisition and Benefits Administration. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM basis. Recurring revenue is generally recognized as the services are provided during each client’s payroll period.

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $19.9 million as of March 31, 2024, with $5.5 million and $15.3 million of revenue recognized for the three and nine months ended March 31, 2024, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.4 million as of March 31, 2023, with $4.9 million and $15.1 million of revenue recognized for the three and nine months ended March 31, 2023, respectively.

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

Interest Income on Funds Held for Clients

We earn interest income on funds held for clients. We generally collect substantially all funds for employee payroll payments and related taxes in advance of remittance to employees and taxing authorities. Prior to remittance to employees and taxing authorities, we generally earn interest on these funds through demand deposit accounts with financial institutions with which we have automated clearinghouse arrangements. We also earn interest by investing a portion of funds held for clients in highly liquid, investment-grade marketable securities. We expect funds held for our clients to generally grow as the employees per customer increase and as we add customers to our platform. Interest income on funds held for clients will fluctuate based on market rates of demand deposit accounts, as well as the highly liquid, investment-grade marketable securities in which we invest the client funds.

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

We amortized $9.5 million and $6.8 million of capitalized contract fulfillment costs during the three months ended March 31, 2024 and 2023, respectively, and $26.5 million and $18.6 million of capitalized contract fulfillment costs during the nine months ended March 31, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $10.4 million and $8.5 million of capitalized internal-use and acquired software costs during the three months ended March 31, 2024 and 2023, respectively, and $30.0 million and $24.1 million of capitalized internal-use and acquired software costs during the nine months ended March 31, 2024 and 2023, respectively.

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

We amortized $7.1 million and $5.3 million of capitalized contract acquisition costs during the three months ended March 31, 2024 and 2023, respectively, and $20.0 million and $14.6 million of capitalized contract acquisition costs during the nine months ended March 31, 2024 and 2023, respectively. Additionally, we recorded $1.1 million and $0.8 million of amortization expense associated with the Naming Rights during the three months ended March 31, 2024 and 2023, respectively, and $3.2 million and $2.8 million of amortization expense associated with the Naming Rights during the nine months ended March 31, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

We seek to grow our number of customer employees and upsell existing customers, and therefore our sales and marketing expenses are expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

General and Administrative

General and administrative expenses consist primarily of employee-related costs for our administrative, finance, accounting, legal, enterprise technology and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.

We amortized $22.1 million and $22.4 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing expenses, during the three months ended March 31, 2024 and 2023, respectively, and $68.7 million and $65.8 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing, during the nine months ended March 31, 2024 and 2023, respectively. The period-to-period changes are driven by the remaining amortizable life of the underlying intangible assets from multiple acquisitions.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Capitalized software	$12,328	$10,956	$36,356	$28,698
Research and development expenses	$15,067	$13,658	$45,787	$39,935

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

Other Income

Other income generally consists of other income and expense items outside of our normal operations, such as interest income on operating cash, realized gains or losses on the sale of certain positions of funds held for clients, change in fair value of contingent consideration, gains or losses on the extinguishment of debt and expenses relating to our financing arrangements.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$171,973	$150,757	$451,913	$389,908
Interest income on funds held for clients	15,046	10,725	38,235	22,741
Total revenues	187,019	161,482	490,148	412,649
Cost of revenues	58,736	49,323	165,239	138,692
Gross profit	128,283	112,159	324,909	273,957
Operating expenses:
Sales and marketing	55,839	55,499	166,370	155,607
General and administrative	49,921	51,033	154,843	151,405
Research and development	15,067	13,658	45,787	39,935
Total operating expenses	120,827	120,190	367,000	346,947
Income (loss) from operations	7,456	(8,031)	(42,091)	(72,990)
Interest expense	(1,146)	(1,970)	(3,543)	(3,461)
Other income	1,133	2,003	319	2,514
Income (loss) before expense (benefit) for income taxes	7,443	(7,998)	(45,315)	(73,937)
Income tax expense (benefit)	1,250	(658)	(4,663)	(10,082)
Net income (loss)	$6,193	$(7,340)	$(40,652)	$(63,855)

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Revenues

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$171,973	$150,757	$21,216	14%
Interest income on funds held for clients	15,046	10,725	4,321	40
Total revenues	$187,019	$161,482	$25,537	16%

Total revenues for the three months ended March 31, 2024 and 2023 were $187.0 million and $161.5 million, respectively. For the three months ended March 31, 2024 and 2023, recurring and other revenue accounted for $172.0 million and $150.8 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $15.0 million and $10.7 million, respectively, for the three months ended March 31, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in customer employees and effective PEPM, driving $14.0 million and $7.2 million of increased revenue, respectively, as well as a $4.3 increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees and higher average interest rates across our portfolio of debt-security investments. Average client funds balances for the three months ended March 31, 2024 and 2023 were $1,271.1 million and $1,166.1 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Cost of revenues	$58,736	$49,323	$9,413	19%
Percentage of total revenues	31%	31%
Gross profit	$128,283	$112,159	$16,124	14%
Percentage of total revenues	69%	69%

Total cost of revenues for the three months ended March 31, 2024 and 2023 were $58.7 million and $49.3 million, respectively. Our total cost of revenues increased primarily as a result of a $2.7 million increase in amortization of deferred contract costs, a $2.5 million increase in amortization expense relating to capitalized software, a $2.2 million increase in employee-related costs to support new customers, including a $0.8 million decrease in stock-based compensation expense, and a $0.7 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Sales and marketing	$55,839	$55,499	$340	1%
Percentage of total revenues	30%	34%

Sales and marketing expenses for the three months ended March 31, 2024 and 2023 were $55.8 million and $55.5 million, respectively. The increase in sales and marketing expenses was primarily the result of a $1.8 million increase in amortization expense associated with costs to obtain a contract and a $0.4 million increase in amortization expense associated with the Naming Rights Agreement and advertising expenses, partially offset by a $1.3 million decrease in employee-related costs, including a $3.5 million decrease in stock-based compensation expense.

General and Administrative

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
General and administrative	$49,921	$51,033	$(1,112)	(2)%
Percentage of total revenues	27%	32%

General and administrative expenses for the three months ended March 31, 2024 and 2023 were $49.9 million and $51.0 million, respectively. The decrease in general and administrative expenses was primarily driven by a $0.8 million decrease in loss from exiting leases of certain facilities and a $0.7 million decrease in employee-related costs, including a $1.1 million decrease in stock-based compensation expense.

Research and Development

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Research and development	$15,067	$13,658	$1,409	10%
Percentage of total revenues	8%	8%

Research and development expenses for the three months ended March 31, 2024 and 2023 were $15.1 million and $13.7 million, respectively. The increase in research and development expenses was primarily the result of a $1.1 million increase in employee-related costs, including a $0.1 million decrease in stock-based compensation expense, and a $0.6 million increase in licensing fees.

 Interest Expense

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Interest expense	$1,146	$1,970	$(824)	(42)%
Percentage of total revenues	<1%	<2%

Interest expense for the three months ended March 31, 2024 and 2023 was $1.1 million and $2.0 million, respectively. Interest expense primarily consists of accretion expense associated with the Naming Rights Agreement.

Other income

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Other income	$1,133	$2,003	$(870)	(43)%

Other income for the three months ended March 31, 2024 and 2023 was $1.1 million and $2.0 million, respectively. Other income during the three months ended March 31, 2024 and 2023 primarily consists of interest income earned on operating cash.

Income tax expense (benefit)

Income tax expense for the three months ended March 31, 2024 was $1.3 million, reflecting an effective income tax rate for the current period of 17.2%. Income tax benefit for the three months ended March 31, 2023 was $0.7 million, reflecting an effective income tax rate for the prior year period of 8.2%. The change in income tax expense (benefit) was primarily related to a lower loss before benefit for income taxes recognized for the current period and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the current period, partially offset by an increase in tax deductible stock-based compensation expense for the current period.

Comparison of the Nine Months Ended March 31, 2024 and March 31, 2023

Revenues

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$451,913	$389,908	$62,005	16%
Interest income on funds held for clients	38,235	22,741	15,494	68
Total revenues	$490,148	$412,649	$77,499	19%

Total revenues for the nine months ended March 31, 2024 and 2023 were $490.1 million and $412.6 million, respectively. For the nine months ended March 31, 2024 and 2023, recurring and other revenue accounted for $451.9 million and $389.9 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $38.2 million and $22.7 million, respectively, for the nine months ended March 31, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in customer employees and effective PEPM, driving $37.2 million and $24.8 million of increased revenue, respectively, as well as a $15.5 million increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the nine months ended March 31, 2024 and 2023 were $1,126.4 million and $1,034.5 million, respectively.

Cost of Revenues

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Cost of revenues	$165,239	$138,692	$26,547	19%
Percentage of total revenues	34%	34%
Gross profit	$324,909	$273,957	$50,952	19%
Percentage of total revenues	66%	66%

Total cost of revenues for the nine months ended March 31, 2024 and 2023 were $165.2 million and $138.7 million, respectively. Our total cost of revenues increased primarily as a result of a $7.9 million increase in amortization of deferred contract costs, a $7.0 million increase in employee-related costs to support new customers, including a $1.1 million decrease in stock-based compensation expense, a $6.9 million increase in amortization expense relating to capitalized software and a $2.0 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Sales and marketing	$166,370	$155,607	$10,763	7%
Percentage of total revenues	34%	38%

Sales and marketing expenses for the nine months ended March 31, 2024 and 2023 were $166.4 million and $155.6 million, respectively. The increase in sales and marketing expenses was primarily the result of a $5.4 million increase in amortization expense associated with costs to obtain a contract, a $3.2 million increase in amortization expense associated with the Naming Rights and advertising expenses, and a $2.7 million increase in employee-related costs, including a $8.1 million decrease in stock-based compensation expense.

General and Administrative

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
General and administrative	$154,843	$151,405	$3,438	2%
Percentage of total revenues	32%	37%

General and administrative expenses for the nine months ended March 31, 2024 and 2023 were $154.8 million and $151.4 million, respectively. The increase in general and administrative expenses was primarily driven by a $5.6 million increase in employee-related costs, including a $1.3 million increase in stock-based compensation expense, a $2.9 million increase in intangible amortization expense primarily associated with asset acquisitions, including the capitalization of contingent payments, and a $0.8 million increase in licensing fees, partially offset by a $4.0 million decrease in professional services, consulting fees and other costs and a $1.7 million decrease in loss from exiting leases of certain facilities.

Research and Development

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Research and development	$45,787	$39,935	$5,852	15%
Percentage of total revenues	9%	10%

Research and development expenses for the nine months ended March 31, 2024 and 2023 were $45.8 million and $39.9 million, respectively. The increase in research and development expenses was primarily the result of a $4.1 million increase in employee-related costs, including a $0.6 million increase in stock-based compensation, and a $2.0 million increase in licensing fees.

 Interest Expense

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Interest expense	$3,543	$3,461	$82	2%
Percentage of total revenues	<1%	<1%

Interest expense for both of the nine months ended March 31, 2024 and 2023 was $3.5 million. Interest expense primarily consisted of accretion expense associated with the Naming Rights Agreement.

Other income

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	$ Change	% Change
Other income	$319	$2,514	$(2,195)	(87)%

Other income for the nine months ended March 31, 2024 and 2023 was $0.3 million and $2.5 million, respectively. Other income for the nine months ended March 31, 2024 primarily consisted of interest income earned on operating cash, partially offset by the change in fair value of the contingent consideration related to the acquisition of Talenya. Other income for the nine months ended March 31, 2023 primarily consisted of interest income earned on operating cash.

Income tax benefit

Income tax benefit for the nine months ended March 31, 2024 and 2023 was $4.7 million and $10.1 million, respectively, reflecting effective tax rates for those periods of 10.3% and 13.6%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized for the current period and an increase in expense related to executive compensation for which no income tax benefit can be recognized for the current period, partially offset by an increase in tax deductible stock-based compensation expense for the current period.

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

Adjusted Gross Profit was $130.7 million and $116.0 million, or 69.9% and 71.8% of total revenue, for the three months ended March 31, 2024 and 2023, respectively. Adjusted Gross Profit was $333.3 million and $284.5 million, or 68.0% and 68.9% of total revenues, for the nine months ended March 31, 2024 and 2023, respectively. Adjusted Gross Profit increased for the three and nine months ended March 31, 2024, primarily driven by the increase in revenue from employee customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Gross Profit*	$128,283	$112,159	$324,909	$273,957
Gross Profit Margin	68.6%	69.5%	66.3%	66.4%
Amortization of intangible assets	740	1,358	2,749	3,786
Stock-based compensation expense	1,677	2,440	5,676	6,755
Adjusted Gross Profit*	$130,700	$115,957	$333,334	$284,498
Adjusted Gross Profit Margin	69.9%	71.8%	68.0%	68.9%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and $1.7 million and $1.3 million for the nine months ended March 31, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $9.6 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively, and $27.3 million and $20.3 million for the nine months ended March 31, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit are burdened by amortization of deferred contract costs of $9.5 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively, and $26.5 million and $18.6 million for the nine months ended March 31, 2024 and 2023, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as income (loss) from operations before amortization of acquired intangible assets and Naming Rights, stock-based compensation expense, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income and Adjusted Operating Income Margin have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Operating Income and Adjusted Operating Income Margin should not be considered as replacements for operating income (loss) and operating income (loss) margin, as determined by U.S. GAAP, or as measures of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Operating Income was $47.7 million and $39.1 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted Operating Income was $86.9 million and $67.2 million for the nine months ended March 31, 2024 and 2023, respectively. Adjusted Operating Income increased for the three and nine months ended March 31, 2024 primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Income (loss) from Operations	$7,456	$(8,031)	$(42,091)	$(72,990)
Operating Margin	4.0%	(5.0)%	(8.6)%	(17.7)%
Amortization of intangible assets	23,935	24,467	74,608	72,410
Stock-based compensation expense	14,849	20,384	50,813	58,019
Loss (gain) on lease exit*	5	915	(24)	1,733
Corporate adjustments**	1,485	1,372	3,641	7,991
Adjusted Operating Income	$47,730	$39,107	$86,947	$67,163
Adjusted Operating Income Margin	25.5%	24.2%	17.7%	16.3%

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and nine months ended March 31, 2024 relate to costs associated with the secondary offering completed in March 2024 (“March 2024 Secondary Offering”) and December 2023 (“December 2023 Secondary Offering”) of $0.9 million and $1.5 million, respectively, and professional, consulting, and other costs of $0.6 million and $2.1 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with secondary offerings completed in December 2022 (“December 2022 Secondary Offering”) and September 2022 (“September 2022 Secondary Offering”) of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively.

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

Adjusted Sales and Marketing expense was $50.0 million and $46.4 million for the three months ended March 31, 2024 and 2023, respectively, and $146.9 million and $128.4 million for the nine months ended March 31, 2024 and 2023, respectively. Adjusted Sales and Marketing expense increased for the three and nine months ended March 31, 2024, primarily driven by expanding our sales coverage, an increase in advertising expense and an increase in amortization of costs to obtain contracts.

Adjusted General and Administrative expense was $20.2 million and $19.2 million for the three months ended March 31, 2024 and 2023, respectively, and $61.5 million and $56.1 million for the nine months ended March 31, 2024 and 2023, respectively. Adjusted General and Administrative expense increased for the three and nine months ended March 31, 2024, primarily driven by an increase in employee-related costs and an increase in licensing fees.

Adjusted Research and Development expense was $12.7 million and $11.2 million for the three months ended March 31, 2024 and 2023, respectively, and $38.1 million and $32.8 million for the nine months ended March 31, 2024 and

2023, respectively. Adjusted Research and Development expense increased for the three and nine months ended March 31, 2024, primarily driven by an increase in employee-related costs and an increase in licensing fees.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Sales and Marketing expense	$55,839	$55,499	$166,370	$155,607
Amortization of intangible assets	(1,059)	(756)	(3,176)	(2,823)
Stock-based compensation expense	(4,783)	(8,311)	(16,325)	(24,408)
Adjusted Sales and Marketing expense	$49,997	$46,432	$146,869	$128,376
General and Administrative expense	$49,921	$51,033	$154,843	$151,405
Amortization of intangible assets	(22,136)	(22,353)	(68,684)	(65,801)
Stock-based compensation expense	(6,059)	(7,168)	(21,082)	(19,765)
(Loss) gain on lease exit*	(5)	(915)	24	(1,733)
Corporate adjustments**	(1,485)	(1,372)	(3,641)	(7,991)
Adjusted General and Administrative expense	$20,236	$19,225	$61,460	$56,115
Research and Development expense	$15,067	$13,658	$45,787	$39,935
Stock-based compensation expense	(2,330)	(2,465)	(7,730)	(7,091)
Adjusted Research and Development expense	$12,737	$11,193	$38,057	$32,844

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and nine months ended March 31, 2024 relate to costs associated with the March 2024 Secondary Offering and December 2023 Secondary Offering of $0.9 million and $1.5 million, respectively, and professional, consulting, and other costs of $0.6 million and $2.1 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively.

Adjusted Net Income and Adjusted Net Income Per Share

We define Adjusted Net Income as income (loss) before expense (benefit) for income tax after adjusting for amortization of acquired intangible assets and Naming Rights, accretion expense associated with the Naming Rights, stock-based compensation expense, gain or loss on the extinguishment of debt, change in fair value of contingent consideration, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to acquisitions, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Per Share as Adjusted Net Income divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income and Adjusted Net Income Per Share have limitations as analytical tools, and you should not consider these in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Net Income should not be considered as a replacement for Net Income (Loss), and Adjusted Net Income Per Share should not be considered as a replacement for diluted net income (loss) per share, as determined by U.S. GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Net Income was $37.5 million and $31.6 million for the three months ended March 31, 2024 and 2023, respectively, and was $69.0 million and $53.4 million for the nine months ended March 31, 2024 and 2023, respectively. Adjusted Net Income increased for both the three and nine months ended March 31, 2024, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss) before expense (benefit) for income taxes	$7,443	$(7,998)	$(45,315)	$(73,937)
Amortization of intangible assets	23,935	24,467	74,608	72,410
Naming rights accretion expense	1,005	1,884	3,066	3,198
Change in fair value of contingent consideration	—	—	2,816	—
Stock-based compensation expense	14,849	20,384	50,813	58,019
Loss (gain) on lease exit*	5	915	(24)	1,733
Corporate adjustments**	1,485	1,372	3,641	7,991
Non-GAAP adjusted income before applicable income taxes	48,722	41,024	89,605	69,414
Income tax effect on adjustments***	(11,206)	(9,435)	(20,609)	(15,965)
Adjusted Net Income	$37,516	$31,589	$68,996	$53,449

Adjusted Net Income Per Share	$0.21	$0.18	$0.39	$0.30
Adjusted shares outstanding****	178,124,254	176,499,160	177,731,239	176,211,488

* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three and nine months ended March 31, 2024 relate to costs associated with the March 2024 Secondary Offering and December 2023 Secondary Offering of $0.9 million and $1.5 million, respectively, and professional, consulting, and other costs of $0.6 million and $2.1 million, respectively. Corporate adjustments for the three and nine months ended March 31, 2023 relate to costs associated with the December 2022 Secondary Offering and the September 2022 Secondary Offering of $— million and $2.2 million, respectively, professional, consulting, and other costs of $1.0 million and $3.5 million, respectively, and transaction expenses and other costs of $0.4 million and $2.3 million, respectively.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective income tax rate of 23.0% for each of the three and nine months ended March 31, 2024 and 2023.
**** Adjusted shares outstanding for the three and nine months ended March 31, 2024 and 2023 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them in the computation of net income per share would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $90.1 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of March 31, 2024, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of March 31, 2024, we had deferred revenue of $19.9 million, of which $14.0 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of March 31, 2024, the Company was compliant with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the nine months ended March 31, 2024 and 2023.

	Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$39,700	$16,385
Net cash used in investing activities	(94,376)	(177,619)
Net cash provided by (used in) financing activities	365,021	(447,416)
Impact of foreign exchange on cash and cash equivalents	(3)	(15)
Net change in cash and cash equivalents	310,342	(608,665)
Cash and cash equivalents at beginning of period	879,046	1,682,923
Cash and cash equivalents at end of period	$1,189,388	$1,074,258

Operating Activities

Net cash provided by operating activities was $39.7 million and $16.4 million for the nine months ended March 31, 2024 and 2023, respectively. The change in net cash provided by operating activities for the nine months ended March 31, 2024 is primarily attributable to a decrease in net loss.

Investing Activities

Net cash used in investing activities was $94.4 million and $177.6 million, for the nine months ended March 31, 2024 and 2023, respectively. The change in investing activities for the nine months ended March 31, 2024 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio.

Financing Activities

Net cash provided by financing activities was $365.0 million for the nine months ended March 31, 2024 and consisted primarily of an increase in funds held to satisfy client fund obligations. Net cash used in financing activities was $447.4 million for the nine months ended March 31, 2023 and consisted primarily of a decrease in funds held to satisfy client fund obligations.

Contractual Obligations and Commitments

Our principal commitments at March 31, 2024 primarily consist of leases for office space and obligations associated with the Naming Rights. There have been no material changes to our contractual obligations disclosed in the contractual obligations section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K that was filed with the SEC on August 28, 2023 (“Form 10-K”). For additional information regarding our leases, long-term debt and our commitments and contingencies, see “Note 10. Leases”, “Note 9. Debt Agreements and Letters of Credit” and “Note 18. Commitments and Contingencies” in the Form 10-K and “Note 9. Debt Agreements and Letters of Credit” and “Note 13. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and nine months ended March 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents totaling $90.1 million and funds held for clients of $1,418.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any allowance for credit impairment losses on available-for-sale securities. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of March 31, 2024.

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

At March 31, 2024, we had no outstanding debt under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve were to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin. As of March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended March 31, 2024.

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

10.9	Paycor HCM, Inc. Executive Severance Plan (as amended)
10.10	Paycor HCM, Inc. Executive Change in Control Severance Plan (as amended)
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Paycor HCM, Inc.

Date:	May 9, 2024	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2024	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)