Form 10-K
period 2024-06-30
PAYCOR HCM, INC.
filed 2024-08-22
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2023, the last day of registrant’s most recently completed second fiscal quarter, was $1.48 billion (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date).

As of August 21, 2024, the number of shares of the registrant’s common stock outstanding was 178,822,115
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be prepared in connection with its 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10-K. The registrant intends to file the definitive Proxy Statement with the Securities and Exchange Commission not later than 120 days following June 30, 2024.

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
•Our dependency on third-party security measures.
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
•Risks specifically associated with our development and use of artificial intelligence (“AI”) in our solutions.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•The proper operation of our software.
•Our relationships with third parties that provide financial and other functionality and other functionality integrated into our HCM platform.
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
•The extent to which negative macroeconomic conditions persist or worsen in the markets in which we or our customers operate.
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
•The other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K.

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

Part I
Item 1. Business

Paycor HCM, Inc., a Delaware corporation (“Paycor HCM”), was incorporated in August 2018 to serve as a holding company in connection with the acquisition of the Company (the “Apax Acquisition”) by certain funds (the “Apax Funds”) advised by Apax Partners LLP (“Apax Partners”) in 2018. Paycor HCM completed an initial public offering (“IPO”) of its common stock in July 2021. Paycor HCM, Inc. and its subsidiaries are referred to collectively as the “Company,” “Paycor HCM,” “we,” “us,” or “our,” unless the context requires otherwise.

Mission

Paycor empowers leaders to develop winning teams.

Overview

We are a leading Software-as-a-Service (“SaaS”) provider of human capital management (“HCM”) solutions for small and medium-sized businesses. Our unified, cloud-based platform is built to empower people leaders by automating mission critical work, connecting their data and systems, and driving employee engagement. Our comprehensive suite of solutions enables organizations to streamline HCM and payroll workflows and achieve regulatory compliance while serving as the single, secure system of record for all employee data. Our highly flexible, scalable, and extensible platform offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations, all augmented by industry-specific domain expertise. Over 30,000 customers across all 50 states trust us to help their leaders develop winning teams.

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
•Fiscal Year 2023: Surpassed $500 million in annual revenue, entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company exclusive naming rights to Paycor Stadium (the “Naming Rights”), acquired Talenya Ltd., an artificial intelligence (“AI”) driven solution for talent sourcing and recruiting employees, and acquired Verb, Inc., a modern behavioral science-based micro-learning solution.
•Fiscal Year 2024: Surpassed $600 million in annual revenue, unveiled an Embedded HCM Solution, introduced a generative AI Analytics Digital Assistant, announced Pay Benchmarking, providing market salary insights to enable competitive compensation strategies, created Labor Forecasting, empowering leaders to right-size their labor costs to their operations, and launched a new Compensation Management solution, enabling frontline leaders to streamline budgeting and pay cycles.

People management has evolved significantly over the last 30 years from an administrative, payroll-centric cost center to a highly strategic function focused on talent management and employee engagement. To be competitive in today’s environment, organizations are increasingly reliant on this function as they seek to leverage people analytics to identify trends and track performance across their workforce. However, most existing HCM solutions lack the comprehensive functionality, ease-of-use, and integration capabilities required to facilitate effective people management. These limitations are particularly problematic for SMBs which often lack the technical, financial, and human resources of larger organizations.

Our unified, interoperable, cloud-based platform is purpose-built for leaders and configured by industry with the tools they need to optimize all aspects of people management. See “Our Solution and Key Strengths” section below, within Item 1. Business, for what we believe are the key strengths of our solution.

Our easy-to-use software incorporates intuitive analytics functionality, enabling organizations to automate and simplify mission-critical people management processes and enhance visibility into their business operations. Our platform is architected for extensibility and features an open application programming interface (“API”) led interoperability engine that enables customers to easily connect their people data with third-party applications to create a seamlessly integrated digital ecosystem. Our products are supported by a differentiated implementation process and vibrant community of users, which together support customers in maximizing their use of our platform.

We market and sell our solutions through direct and indirect sales teams. We target small and medium-sized businesses with tens to thousands of employees. Our direct sales team leverages our strong demand generation engine and broker partnerships. Complementing our direct sales, our Embedded HCM Solution partnerships efficiently extend our distribution while providing a modern, holistic solution to customers.

We intend to grow our customer base by expanding our sales coverage, broker networks and Embedded HCM Solution partnerships in both new and existing markets, with a focus on the 50 most populous metropolitan statistical areas in the United States, which encompasses approximately two-thirds of the U.S. population and where we see substantial opportunity. We also intend to grow our customer base through our interoperability and go to market strategy. We market our products via a bundled pricing strategy where we charge customers on a per-employee-per-month (“PEPM”) basis and have demonstrated growth through the expansion of our product bundles, namely our HCM Cor and Talent solutions. We intend to continue to expand our product suite and further cross-sell products into our existing customer base.

Industry Background

HCM is an evolving necessity for organizations, with several key trends that have shaped today’s environment.

The Evolution of People Management

Over the last 30 years, the demands of people leaders and people management strategies have significantly evolved in response to shifting demographics, employee expectations, and technological capabilities. As a result, the importance of HCM has been elevated from a payroll-centric cost center to a highly strategic function focused on talent management and employee engagement as critical components of business competitiveness.

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

One of the top drivers of employment engagement is an employee’s direct manager. Employers have long known employee engagement leads to higher productivity and decreased risk of attrition. A 2023 study conducted by Gallup revealed that only 33% of employees in the U.S. are engaged by their work, and a Gartner study showed employee engagement to be the need least met by existing HCM solutions. We believe the next evolution of HCM software will empower leaders with tools to more effectively identify and coach employees to evolve them into leaders, optimize their career development and deepen their engagement to drive business results.

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

Growing Importance of People Analytics

In recent years, businesses have begun to appreciate the value they could derive from stronger data analytics capabilities. SMB leaders are increasingly willing to invest in data-driven decision-making tools to enhance their business performance. An International Data Corporation survey found that analyzing data and employee engagement had the highest level of third-party investment. In addition, a survey by Gartner showed that 64% of participants ranked improvement of reporting quality and people analytics as their main HR objective when evaluating HCM solutions. SMBs have a particular need for all-in-one solutions considering their unique capacity constraints, such as single person HR departments and limited in-house legal and information technology (“IT”) support.

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
•Difficult to Integrate with Third-Party Systems. Most existing HCM solutions are built on inflexible, closed technology architectures, and are not designed to communicate with external applications. These rigid systems make it difficult for SMBs to integrate HCM tools with other key systems of record, such as ERP and point of sale applications and often require significant manual work to extract and port data to execute routine functions. This inhibits organizations’ ability to establish flexible digital ecosystems capable of addressing the evolving needs of a growing business.
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

Our Solution and Key Strengths

We offer a unified, cloud-based platform that is purpose-built to address the comprehensive people management needs of SMB leaders. Our intuitive, easy-to-use solution enables SMBs to easily automate and simplify the most mission-critical people management processes and enhance visibility into organizations’ human capital to drive employee engagement and data-driven decisions. The key strengths of our platform include:
•Comprehensive Suite of HCM Solutions Architected to Meet the Full Range of an SMB’s Needs. Our comprehensive HCM suite delivers industry-leading functionality. This empowers leaders to achieve strategic goals through differentiated people management. The key components of our HCM solutions include:
•HCM Cor, including HR and Payroll. A comprehensive suite of HCM tools spanning HR, onboarding, benefits administration, payroll, regulatory compliance, tax payments and business tax credits, compensation management, employee surveys, expense management, reporting and analytics. Our powerful calculation engine enables real-time changes to drive fast and accurate payroll processing. Robust workflows and approval capabilities assist leaders with expediting and automating their most common tasks, with data &

security solutions that protect information and guard against malicious intent. The Paycor Wallet gives employees the flexibility to access earned wages and pay card information through a fully digital wallet.
•Talent Acquisition. Innovative set of tools designed to streamline and optimize the entire hiring process, from sourcing and attracting candidates to managing the recruiting process. This all-in-one solution empowers HR teams to efficiently manage talent acquisition, improve time-to-hire, and make data-driven decisions to build a high-performing workforce by passively sourcing potential candidates and posting to high-traffic job seeker websites and marketplaces.
•Talent Management. A robust suite focused on the development and retention of employees within an organization. It features advanced performance management tools that facilitate the setting and tracking of goals, including Objectives and Key Results (OKRs), to ensure alignment between individual performance and the company's strategic objectives. These tools enable managers and employees to engage in meaningful one-on-one discussions, fostering a culture of continuous feedback and professional development. The bundle also offers comprehensive career path resources, allowing leaders to work closely with their team members to map out potential career trajectories within the organization. This proactive approach to career development helps employees visualize their future with the company and understand the necessary steps to achieve their career aspirations. By prioritizing goal alignment and clear career progression, Paycor's Talent Management bundle helps organizations to motivate their workforce, enhance employee engagement, and drive long-term business growth.
•Benefits Administration. Advanced decision support to help leaders streamline and optimize their company’s benefits administration and spend with superior carrier connectivity and the ability to set-up complex plans.
•Workforce Management. Flexible time entry, overtime calculations, labor forecasting and scheduling capabilities with real-time payroll synchronization allowing leaders to manage costs and increase productivity.
•Our platform is designed and built with the following differentiation, unique to our industries and people leaders
•Uniquely Unified Platform Enabling Seamless Customer Experience. Our platform leverages a modern cloud architecture and robust API-led interoperability engine. We deliver a unified user and data experience that serves as the single source of truth for our customers’ employee data. Our platform allows for seamless access to people data across applications and the visibility to extract meaningful business insights from employee information in real-time. This unified data architecture automates error-prone manual processes, empowering leaders to shift their focus to strategic initiatives that drive long term business value.
•Open, Cloud-based Architecture Enables Differentiated Platform Extensibility. Our SaaS platform is flexible, scalable, and extensible, allowing us to continuously expand the breadth and depth of our product suite without compromising the unified user experience for both employers and employees. Our single instance, multi-tenant deployment enables us to deliver frequent, silent updates to maintain a consistent user experience on the latest version of our software. The extensibility of our platform allows for easy integrations to various technologies both within and outside of the HCM ecosystem, such as connections to benefits platforms to support our broker partnerships and integrations to industry-specific ERP systems. Our Developer Portal provides customers with self-service documentation, testing, and read/write/update access to their data using our robust set of APIs.
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
•Powerful Analytics & Insights. We enable real-time visibility into an organization’s people data through a comprehensive set of out-of-the-box analytics capabilities. Our powerful analytics allow SMBs to cost-effectively transform data into trends and predictions to benchmark, understand, and easily report on their workforce. With predictive analytics and robust benchmarking tools, our platform enables SMBs to make strategic, data-driven decisions to improve recruiting, labor cost management, employee performance, diversity and inclusion, and employee retention.
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

Our Market Opportunity

We estimate our current annual recurring market opportunity is $40 billion in the U.S. and we expect the opportunity to grow as the number of SMBs increase and we continue to expand our product portfolio. To estimate our market opportunity, we identified the number of companies in the U.S. with an employee count between 10 and 1,000. Based on the most recent available data from the U.S. Census Bureau and the U.S. Bureau of Labor Statistics, there were approximately 1.3 million businesses with between 10 to 1,000 employees, totaling approximately 62.3 million employees within our target demographic. We then applied our $53 total list PEPM rate as of June 30, 2024 for our full suite of products to derive our current total addressable market opportunity of $40 billion.

Growth Strategy

We intend to capitalize on our market opportunity with the following key growth strategies:

•Expand Sales Coverage. We believe there is substantial opportunity to continue to broaden our customer base. As of June 30, 2024, we had over 30,000 customers, which represented a small percentage of the U.S. market for HCM and payroll solutions. Since our IPO, we have focused our sales expansion in the 50 most populous metropolitan areas in the United States. This fiscal year we increased our sales coverage in the 50 largest United States cities from 52% to 55%. We believe that our go-to-market strategy positions us well to scale our business efficiently and effectively into these markets.
•Accelerate Broker Channel Partnerships. Benefits brokers are trusted advisors to SMBs and are influential in the HCM selection process. We will continue to work with our existing broker partners and intend to expand our broker network through regional and national partnerships to drive customer acquisition.
•Accelerate Embedded HCM Solution Partnerships. We enable partners to embed our HCM solution within their platform for a seamless client experience. Leveraging our industry-leading interoperability engine enables us to expand our go to market distribution beyond our existing sales footprint.
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
•Expand Product Penetration within Existing Customer Base. Our PEPM is increasing as we continue to expand our HCM suite. Our customers typically start with our HCM Cor HR and Payroll solution, eventually expanding their usage of our platform over time. Because our product offerings have expanded significantly over the last few years, we have a significant opportunity to further penetrate our existing customer base.
•Continue to Innovate and Add New Solutions. Given our customer centric approach, we collaborate with our clients in the future development of our product offerings. We have a robust product roadmap that is focused on enhancing our ability to address the unmet needs of our customers and prospective customers. We intend to continue to invest significantly in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership.
•Pursue Strategic Mergers and Acquisitions (“M&A”). We have successfully acquired and integrated several businesses that complement and enhance our software and technology capabilities. In October 2022, we acquired Talenya Ltd., an artificial intelligence-driven solution for talent sourcing. In May 2023, we acquired Verb, Inc., a modern behavioral science-based micro-learning solution. We plan to continue to take a disciplined approach to identifying and evaluating potential acquisitions, ensuring we pursue strategies that expand the depth of our product portfolio and drive revenue growth through cross-sale opportunities. Our focused M&A strategy will help us to continue to drive growth and expand our market footprint and product leadership.

Our Products

Our comprehensive portfolio of SaaS-based people management products includes:
HCM Cor including Payroll Suite and Employee Experience
•Onboarding: Enables customers to digitize the onboarding process by helping them to automate the collection of necessary new employee data, complete compliance forms, set-up direct deposit, acknowledge company documents, and engage their new hires with necessary content such as training videos. Additionally, employees can complete the Work Opportunity Tax Credit (“WOTC”) information, and use electronic signatures to complete the onboarding process.
•HR: Includes functionality allowing leaders to set-up and manage the organizational structure such as company departments and locations; employee lifecycle actions such as promotions, transfers, and terminations; create a dynamic and digital company organizational chart; workflows and approvals; immunization tracking; and document storage. Additionally, our extended workforce capabilities streamline the management of independent contractors, seasonal workers, and volunteers, providing a comprehensive solution for the modern, diverse workforce.
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
•Time Off Manager: Enables customers to manage time off administration with functionality for key users. Administrators can set-up and monitor accrual and usage policies while empowering employees to request time off and view current and forecasted future balances directly from the web or mobile app. Managers can approve time off via the web or mobile app or can optionally have the system automatically approve or decline requests based on an analysis of coverage, balance, blacked out dates and more. Managers can see a holistic view of their team via a time off dashboard and calendar view, optionally syncing approved events automatically to their personal Microsoft Outlook 365 and Google calendars.
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
•ACA: Reporting and filing tool to review customer compliance with the Affordable Care Act (“ACA”) to help leaders understand workforce compliance, comply with measurement periods, and both generate and file necessary forms.
•Reporting: Provides customers with a robust library of standard reports for their most common needs including federal and state compliance, employee rosters, and payroll reporting, such as pre and post journals. Additionally, the reporting engine gives customers the ability to do ad hoc reporting by enabling leaders to query their people data and design reports to suit their own needs.
•Compensation Management: Facilitates compensation strategy to reduce turnover and reward the right talent by automating compensation events in one system, taking the complexity out of planning. The tool enables leaders to create salary plans and associated budgets, distribute salary worksheets to managers for planning and what-if scenarios within defined budgets, view calculations and compensation metrics (such as compa-ratios), roll up plans for executive approval, and create new pay records upon completion – all fully integrated with performance management. With Pay Benchmarking, Paycor also provides a data-driven tool that equips businesses with comprehensive salary data for millions of jobs, enabling them to make informed decisions on competitive compensation and monitor pay equity within their workforce.
•Analytics: Provides real-time data insights to help leaders make critical business decisions. It provides a broad set of templates including retention, compensation, diversity, benchmarking capabilities, predictive insights, and comparison tools. Leaders can run what-if analyses, create easily accessible, personalized dashboards of key business metrics, and create presentations on their people data. AI is embedded within Paycor Analytics where leaders can ask questions and get answers with visualizations.
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
•Scheduling: Enables leaders to plan and optimize schedules to daily or weekly budgets and easily create schedules based on templates. Employees can set their own availability, see when they are scheduled to work, and swap shifts with other employees, facilitated by built-in chat capabilities.
•Labor Forecasting: Empowers businesses to optimize staffing levels by forecasting labor needs based on key demand drivers, such as revenue, sales volume, or customer traffic. This enables organizations to efficiently allocate resources, improve customer service, and minimize labor costs by ensuring the right number of employees are scheduled at the right times.

Benefits Administration
•Benefits: Benefits Advisor is a rules-based platform that simplifies benefit administration tasks while empowering employees to make smart, cost-effective decisions. The tool provides benefit administration capabilities for plan set-up and management, open enrollment with built in decision support for employees, life event-based enrollment for employees, and carrier connectivity to seamlessly pass enrollment information to benefit carriers. Within Benefits Advisor the Open Enrollment Wizard enables clients to streamline the open enrollment process and manage tasks more effectively.

Talent Acquisition
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
Talent Management
•Talent Development, Performance Management and Goal Setting: Enables leaders to improve the quality of work by facilitating meaningful conversation and coaching that allow employees to feel heard, helping them better understand what they need to do to succeed. Customers can build customizable reviews for both the ongoing review process and the annual process, enable peer-to-peer feedback, and keep parties up-to-date with event and approver notifications and workflows. Sentiment analysis powered by AI helps monitor the tone for positive, neutral, or negative sentiment as managers share feedback. Additionally, specific, measurable, achievable, relevant and time-bound goals and objectives and key results can be created, tracked, and managed throughout the year, enabling regular manager-employee one-on-one check-ins to ensure goal alignment, progress, and completion.
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
•Career Management: Empowers organizations to create clear career paths, facilitate internal mobility, and identify potential talent risks. By aligning employee aspirations with organizational goals, it fosters employee engagement, reduces turnover, and strengthens the overall talent pipeline.

Our Technology

Unified omnichannel experience
Mobile-led functionality
Easy-to-use browser interface
Powerful insights engine
HCM application tier
Advanced data storage
SQL
snowflake
Hybrid cloud storage
aws
Azure
Fully Redundant
99.9% Uptime
Interoperability Engine
API Layer
Robust security framework
End-to-End Encryption
Nacha
AICPA SOC
Privacy Shield Certified

Our technology is based on a multi-tenant SaaS framework and utilizes automated build-and-deploy processes to release updates to customers. This gives us an advantage over many disparate traditional systems, which are less flexible and require longer and costly development and upgrade cycles. Our technology is powered by a hybrid cloud configuration leveraging geographically dispersed co-located data centers, as well as Cloud-hosted services from Microsoft Azure and Amazon Web Services. Our platform is designed to be flexible, scalable, and highly configurable and is built on a layer of cloud-based micro services, which supports the platform’s ability to easily integrate with other technologies in our customers’ digital ecosystems. In addition, customer data is stored in a modern database layer and accessed through a unified reporting system.

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

Our Customers

As of June 30, 2024, we served approximately 49,400 clients from over 30,000 parent customers. We target small and medium-sized businesses with tens to thousands of employees and currently have more than 2,673,000 active employees on our platform.

Sales and Marketing

We sell our solutions through direct and indirect sales teams. Our direct sales team is comprised of field sales, insides sales and client sales, organized by customer size and, geography. Our field sales team focuses on generating new sales to prospects with more than 50 employees, while our inside sales team drives new sales to organizations with less than 50 employees. Our client sales team cross-sells additional bundles to existing customers. Our sales professionals are trained to take a consultative approach to uncover the specific challenges and industry-specific nuances faced by customers and ensure the right solutions are provided. We believe there is an attractive opportunity to continue to grow our sales team in the 50 most populous metropolitan areas, where we see substantial opportunity. We also leverage indirect sales teams through our Embedded HCM Solution partnerships.

A core component of our sales and marketing strategy is developing and maintaining partnerships with key centers of influence (“COIs”), which include benefits brokers, financial advisors, financial institutions, and HR consultants. These partnerships enhance our sales motion by generating high quality referrals and providing credibility to our product offerings.

We generate customer leads, accelerate sales opportunities, and build brand awareness through our direct marketing programs and robust network of COIs. We believe that our sales success is attributable to our differentiated unified platform, our ability to generate high customer return on investment, and our reputation for superior customer service. Our principal marketing efforts consist of paid, owned, and earned marketing strategies, including robust organic search engine optimization, paid digital media, account based marketing, channel and embedded partner marketing, and live and virtual events. Additionally, our HR Center of Excellence is an award-winning resource hub that provides existing and prospective customers with white papers, webinars, and industry research to help organizations optimize human capital management.

As of June 30, 2024, our sales and marketing organization included approximately 600 sales professionals.

Research and Development

We invest significantly in research and development to continuously introduce new applications, technologies, features, and functionality. We are organized in small product-centric teams that utilize an agile development methodology. We focus our efforts on developing new applications and core technologies as well as further enhancing the usability, functionality, reliability, performance, connectivity and flexibility of existing applications.

We expensed research and development costs through our consolidated statements of operations of $61.4 million and $54.3 million for the fiscal years ended June 30, 2024 and 2023, respectively. Additionally, we capitalized research and development costs associated with internally developed software on our consolidated balance sheets of $48.3 million and $40.0 million for the fiscal years ended June 30, 2024 and 2023, respectively. Our research and development personnel are principally located in the U.S., operating virtually. We seek to hire highly experienced personnel wherever they are physically located.

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

Competition

The market for HCM and payroll solutions is fragmented and highly competitive. Our competitors vary for each of our solutions and include both enterprise and micro-focused software providers, such as legacy payroll service bureaus (ADP, Paychex, UKG), cloud HCM software providers (Paylocity, Paycom), and other regional service bureaus and in-house ERP software providers that offer limited functionality.

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

Human Capital

As of June 30, 2024, we employed approximately 2,900 associates, nearly all of whom are full-time, with the majority working virtually. Less than 5% of our associates reside internationally. We add temporary workers for business peaks and engage consultants for specialized functions. Our associates are not represented by labor unions, nor have we experienced a work stoppage.

As a human capital management company, we know first-hand how important leaders and culture are in driving business performance and employee engagement. Paycor earned a Top Workplaces USA award in 2024, 2023, 2022 and 2021 by Energage, LLC. In addition, Paycor earned 10 honors in 2024 for workplace culture including 2024 Regional Top Workplace and nine culture excellence awards. For three consecutive years (2021 - 2023), Paycor received the Top Workplaces for DE&I Practices award by Energage, LLC, and Paycor was named as a Top Workplace Top Ten Company for DE&I Practices in the United States.

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

Talent Acquisition and Development

Paycor strives to provide best-in-class benefits, performance rewards, and career development opportunities to attract and retain top talent. Paycor recently expanded family leave benefit options to include Elder Caregiver Leave, Sabbatical Program Leave, Military Support Leave, and Enhanced Bereavement Leave. Paycor provides an inclusive Employee Assistance Program, medical plan, and enhanced the well-being wallet. In an effort to further invest in our associates, bolster associate engagement and align our associates’ interests with stockholders’ objectives, Paycor provides a one-time, new hire equity grant to all eligible associates that vests over time.

Paycor has dedicated Enterprise Learning and Development and Employee Experience teams focused on delivering skilling opportunities for all associates through an ecosystem of classes, live events, workshops, and leadership program cohorts throughout the year. Associates have ready access to technical, leadership, professional, and health/wellness learning and development. Tuition, certification obtainment and renewals, and conference reimbursement are available pursuant to the enterprise strategy for delivering a comprehensive ecosystem where employees develop their skills, personal and professional wellness, and industry expertise during their employee experience at Paycor. Support for specific demographics is enhanced through programs designed to offer resources and allyship for women, veterans, people within minority or protected status, and people actively transitioning into new careers.

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

We established enterprise-wide goals to increase the inclusion and belonging of, and the representation of associates and leaders from underrepresented groups and plan to continue to evolve these goals over time to improve diversity of thought across the organization. In developing these goals, we conducted an internal needs assessment and benchmarked our statistics with those of our industry. We concluded that our opportunities are to focus on increasing levels of diversity in our leadership at the middle and executive levels of management, improving the skilling and training of our frontline associates, enhancing our supplier diversity program, continuing to provide transparency to our stakeholders, supporting the retention and promotion of frontline talent into leadership positions, auditing and removing any biased talent practices, and supporting the overall growth and culture of our employee base with a focus on employee engagement.

We work to create a culture that supports and embraces the rich mosaic of diversity in our associates, customers and partners. We are passionate about encouraging individuality and trust in one another for a positive work environment. We regularly review our workforce’s compensation to help ensure everyone is paid equally for equal work and address any unexplained gaps. We incorporate our DE&I strategy and learning into associate onboarding courses and leader training as our associates play a key role in fostering a culture of inclusion.

Additionally, our commitment to DE&I is reflected through our seven employee resource groups (“ERGs”). We believe our ERGs create a community of inclusion and belonging and create a safe space for learning and dialogue around the celebrations and challenges that various communities face. Each ERG has an executive sponsor and is supported by senior leaders across the Company.

The table below summarizes our workforce demographics as of June 30, 2024:

Total
Gender Identity:
Female	53.0%
Male	47.0%
100.0%
Ethnicity:
Native American or Alaska Native	0.4%
Asian	7.1%
Black or African American	10.9%
Hispanic or Latinx	6.3%
Native Hawaiian or other Pacific Islander	0.2%
Two or More Races	3.4%
White	66.8%
Undisclosed*	4.9%
100.0%
* Associates either elected not to disclose their ethnicity or are part of the Company’s global workforce outside of the U.S. where ethnicity data is not collected.

Community Giving

Giving back to the communities in which we live and work is in our DNA. We empower our associates to make a difference in a way that we believe is meaningful to them. Paycor’s Community Partners program is a grassroots organization funded by associates who choose to give their own time and resources to serve non-profit organizations across the country. Our

Culture Champions spearhead Paycor It Forward events, which provide associates the opportunity to put the power of Paycor behind a cause they believe in while building team connection. The Paycor Community Impact Fund is a 501(c)(3) charitable investment account that provides project grants to philanthropic organizations associates care about nationwide.

Corporate Information

We are a Delaware corporation incorporated in August 2018. We completed our IPO in July 2021 and our common stock is listed on NASDAQ under the ticker symbol “PYCR.” Our principal executive offices are located at 4811 Montgomery Road, Cincinnati, Ohio 45212, and our telephone number is (800) 381-0053. Our website is www.paycor.com.

Available Information

We are subject to the informational and reporting requirements of the Exchange Act. Therefore, we file current reports, periodic reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (http://www.sec.gov), that contains our periodic reports, proxy statements, and other information we file electronically with the SEC.

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
•Our dependency on third-party security measures.
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
•Risks specifically associated with our development and use of AI in our solutions.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•The proper operation of our software.
•Our relationships with third parties that provide financial and other functionality and other functionality integrated into our HCM platform.
•Damage, failure, or disruption of our SaaS delivery model, data centers, or our third-party providers’ services.
•Our ability to protect our intellectual and proprietary rights.
•The use of open source software in our applications.
•The growth of the market for cloud-based human capital management and payroll software among SMBs.
•The competitiveness of our market generally.
•The extent to which negative macroeconomic conditions persist or worsen in the markets in which we or our customers operate.
•The impact of an economic downturn or recession in the U.S. or global economy.
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

Certain of our employees have access to personal data about our customers’ employees. While we conduct background checks of our employees and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. Outside parties have fraudulently induced our employees in the past, and may also attempt to do so in the future, to disclose personal data via illegal electronic spamming, phishing, or other tactics. In addition, some of our third-party service providers and other vendors have access to certain portions of our IT system, including access to personal data about our customers’ employees in the course of performing certain services on our behalf. Any failures, misconduct, negligence or criminal acts on the part of these third-party service providers and vendors, including their respective employees and representatives, may cause material disruptions in our business and operations as well as reputational damage. See “–We are dependent on third-party security measures to protect against unauthorized access, mishandling and theft of our customers’ and their employees’ data.”

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

We are dependent on third-party security measures to protect against unauthorized access, mishandling and theft of our customers’ and their employees’ data.

Our technology framework utilizes third-party Cloud-hosted services from Microsoft Azure and Amazon Web Services. We also utilize third-party contractors to augment our customer service and support functions, and in the course of performing these services on our behalf, certain third-party contractor personnel have access to our customers’ and their employees’ data. As a result of our reliance on third-party infrastructure and third-party contractors, we are dependent on third-party information security measures to protect against unauthorized access, mishandling and theft of customer and employee confidential data.

Our ability to monitor our third-party service providers’ data security is limited, and in any event, attackers may be able to circumvent our third-party service providers' data security measures, including by way of any of the several methods described above under which our own IT systems are susceptible to a cyberattack. Furthermore, because we do not control or directly supervise our third-party contractors’ employees, we cannot ensure the sufficiency of the background check, qualification and other security measures they take with respect to their employees and upon which we are reliant to protect the personal data about our customers’ employees and to prevent the misuse or theft of such data, and even comprehensive background check and qualification processes may not expose all potentially relevant information and may be limited in certain jurisdictions under applicable laws.

There have been, and may continue to be, attacks against certain of our third-party providers’ systems, and we cannot guarantee that their systems and networks will not be breached or otherwise compromised in the future, or that exploitable defects or bugs in their systems could otherwise cause or result in a breach of our IT systems and cause a disruption in our operations. Furthermore, any misuse or theft of personal data of our customers’ employees attributed to our third-party contractors may expose us to reputational harm or litigation that could have a material adverse effect on our business, reputation, financial condition and operating results.

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

Our business depends on our ability to satisfy our customers, both with respect to our applications and the technical support provided to help our customers use the applications that address the needs of their businesses. We use implementation and customer services teams to implement and configure our solutions and provide support to our customers. Customers’ support requests span numerous subjects, and the volume of such requests can be high, particularly during peak periods (such as open enrollment season), which may result in long wait times to contact us for support. If a customer is not satisfied with the quality of our solutions, the applications delivered, or the timeliness or quality of support provided, we could incur additional costs to address the situation, our profitability might be negatively affected, and the customer’s dissatisfaction with our implementation or support service could harm our ability to sell additional applications to that customer. In addition, our sales process is highly dependent on the reputation of our solutions and applications and on positive recommendations from our existing customers. Our customers have no obligation to continue to use our applications and may choose not to continue to use our applications at the same or higher level of service, if at all. Moreover, our customers generally have the right to cancel their agreements with us for any or no reason by providing 60 days’ prior written notice. In the past, some of our customers have elected not to continue to use our applications. Any failure to maintain a high-quality user experience and customer support, or a market perception that we do not maintain high-quality support, could adversely affect customer retention, our reputation, our ability to sell our applications to existing and prospective customers, and, as a result, our business, operating results, or financial condition.

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

Our success depends in substantial part on our continuing ability to provide products and services that SMBs will find superior to our competitors’ product offerings and will continue to use. Our future success will depend upon our ability to anticipate and to adapt to changes in technology and industry standards, and to effectively develop, to introduce, to market, and to gain broad acceptance of new product and service enhancements incorporating the latest technological advancements. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, iOS, Android, and other software, and communication, browser, and database technologies. Additionally, we believe that providing insights from aggregated data, including those insights derived from advanced AI and machine learning, may become increasingly important to the value that our solutions and services deliver to our customers. We intend to continue to invest significant resources in research and development to enhance our existing products and services and introduce new high-quality products that customers will want. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis or to effectively bring new products to market, our sales may suffer. In addition, investment in product development often involves a long return on investment cycle. We have made and expect to continue to make significant investments in product development. We may expend significant time and resources developing and pursuing sales of a particular enhancement or application that may not result in revenues in the anticipated time frame or at all, or may not result in revenue growth sufficient to offset increased expenses. Furthermore, uncertainties about the timing and nature of new functionality, or new functionality to existing platforms or technologies, could increase our research and development expenses. Any failure of our applications to operate effectively with future network platforms and technologies could reduce the demand for our applications, result in customer dissatisfaction, and have a material adverse effect on our business, financial condition, and results of operations.

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

Our incorporation of AI into our solutions exposes us to additional risks which could harm our reputation, negatively impact our operating results and impair our ability to attract and retain customers.

We are increasingly incorporating AI and machine learning into our solutions, which presents additional risks and challenges that could negatively impact our business and operating results. While we believe that we are currently taking a responsible approach to the development and use of AI in our solutions, there is no guarantee that our AI development, deployment, content labeling or governance will be effective or adequate, particularly given the evolving AI regulatory environment, and we may experience incidents that impair our customers’ acceptance of AI-driven solutions or that cause harm to individuals, customers or society more generally and result in our solutions not working as intended or producing unexpected or undesirable outcomes. Existing laws and regulations could also apply to us in new ways, the nature and extent of which are difficult to predict and subject to change over time.

Uncertainty around new and evolving uses of AI, including generative AI, may require us to make additional investments to develop responsible use frameworks, develop or license proprietary datasets and machine learning models, and develop new approaches and processes to attribute or compensate content creators, the costs of which could be significant, and could adversely impact our financial position and operating results. The rapid evolution of AI may require the application of additional resources to develop, test and maintain our solutions and services to help ensure that AI is implemented ethically in order to minimize unintended consequences. If we were to enable or offer solutions for our customers that draw controversy due to their perceived or actual impacts on human rights, privacy or employment, or create other social or ethical issues, we may experience reputational harm.

Data practices by us or others that result in controversy could also impair the acceptance of AI-driven solutions, which in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI-driven solutions produce, subjecting us to competitive or reputational harm and exposing us to potential liability.

Lastly, as with any new offerings based on new technologies, customer acceptance is uncertain, and our research and development strategies may not prove to be successful. See “If we do not continue to innovate and deliver high-quality, technologically advanced products and services, we will not remain competitive, and our revenue and operating results could suffer.” If we are unable to successfully incorporate AI into our solutions and mitigate the risks associated with using and incorporating AI in our solutions, or our competitors or other third parties are able to do so more quickly or effectively than us, our business, financial condition, and results of operations could be adversely impacted.

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

Our payroll and HCM software is complex and incorporates new and evolving technologies, including AI, and as a result may contain or develop undetected defects or errors, or rely on legacy technologies, particularly when first introduced or as new versions and updates are released. From time to time we have discovered defects or errors in our products. In addition, because changes in laws and regulatory standards applying to employers are frequent, we may discover limitations or defects and errors in our software and service processes in the normal course of business compared against these requirements and practices. Material performance problems or defects in our products and services might arise in the future, which could have an adverse impact on our business and customer relationship and subject us to claims.

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

Our business depends in part on the success of our relationships with third parties that provide financial and other functionality integrated into our HCM platform.

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

We incurred losses from operations of $55.5 million and $104.7 million in the fiscal years ended June 30, 2024 and 2023, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We are required to test goodwill for impairment at least annually or earlier if events or changes in circumstances indicate the carrying value may not be recoverable. As of June 30, 2024, we had recorded a total of $766.7 million of goodwill and $171.5 million of other intangible assets. An adverse change in domestic or global market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates made in connection with the impairment testing of goodwill or intangible assets, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or other intangible assets. Any such material charges may have a negative impact on our operating results or financial condition.

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

We may be adversely affected to the extent that negative macroeconomic conditions persist or worsen in the markets in which we our customers operate.

Negative macroeconomic conditions, in particular, ongoing labor shortages in certain sectors, persistent levels of inflation and elevated interest rates, may continue to pose risks to our or our customers’ businesses for the foreseeable future. It is also possible that these negative macroeconomic conditions, or fiscal or monetary policies adopted in an attempt to curtail them, could slow overall economic activity, which in turn could lead to an economic downturn or cause a recession in the U.S. or global economy, or contribute to further volatility in the capital and credit markets. Bank failures and the follow-on effects of those events may also cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. If a significant number of our customers are unable to continue as viable businesses or if they significantly reduce headcount in response to these conditions; we or our customers are unable (temporarily or otherwise) to access deposits or utilize existing sources of liquidity; there is a reduction in business confidence and activity, a decrease in government and consumer spending, a decrease in HCM and payroll solutions spending by SMBs, or a decrease in overall domestic production or consumption of goods and services more generally, our business, financial condition, and results of operations could be materially and adversely impacted.

We may be adversely impacted by an economic downturn or a recession in the U.S. or global economy.

If an economic downturn or recession were to occur, including for any of the reasons identified above, we may experience declines in revenues, profitability and cash flows from lower customer demand, including as a result of customer workforce reductions, payment delays, collection difficulties, increased pricing pressures and other factors caused by the impact of adverse economic conditions on our customers. Although we believe that our cash flows from operations and available borrowing capacity under our credit facility will provide us with sufficient liquidity, adverse conditions in the financial and credit markets, lower consumer confidence and spending, inflation, higher labor, healthcare, and insurance costs, fluctuating fuel and commodities costs and their effects on the U.S. and global economies and markets are all examples of negative factors, which could cause customers to delay or forgo expansion of our solutions. These economic conditions may also reduce our customers’ operating budgets or ability to commit funds to purchase our solutions or renew their existing contracts with us. If an economic recession is followed by a slow and relatively weak recovery, the effects from a broadening or protracted extension of these negative economic conditions on our customers could have a significant adverse effect on our revenues, cash flows and results of operations.

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

As of June 30, 2024, we had no outstanding debt and $200.0 million of available borrowing capacity under our senior secured revolving credit facility (see Note 9 to our Consolidated Financial Statements - “Debt Agreements and Letters of Credit”). To the extent that our cash flows from operations are not sufficient to meet our current and future financial obligations, including funding our operations and capital expenditures, our level of indebtedness may increase from time to time. Borrowings under the credit facility are secured by first-priority perfected security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions. In addition, the agreement under which the credit facility is provided to us contains affirmative and negative financial covenants and other restrictions and limitations that could have important consequences to us, including restricting our ability to pursue significant business opportunities and to engage in other actions that we may believe are advisable or necessary for our business. The breach of any of these covenants or restrictions could result in a default under our credit agreements that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay our debt, creditors would have the right to proceed against the collateral securing the debt. In any such case, we may be unable to borrow under our credit facility and may not be able to repay the amounts due. This could have serious consequences to our business, financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Risks Relating to Our Common Stock

The Apax Funds control us, and their interests may conflict with ours or yours in the future.

The Apax Funds, through their control of Pride Aggregator, L.P. (“Pride Aggregator”), beneficially owned approximately 96,140,927 shares of our common stock, or 53.8% of our outstanding shares of common stock, at August 21, 2024. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. By virtue of holding a majority of our outstanding common stock, the Apax Funds are able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of our other stockholders to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

In addition, we have entered into a Director Nomination Agreement with Pride Aggregator that provides the Apax Funds, through their control of Pride Aggregator, the right to designate: (i) all of the nominees for election to our Board for so long as it beneficially owns at least 40% of the total number of shares of our common stock beneficially owned by it upon completion of our IPO (the “Original Amount”); (ii) 40% of the nominees for election to our Board for so long as it beneficially owns less than 40% but at least 30% of the Original Amount; (iii) 30% of the nominees for election to our Board for so long as it beneficially owns less than 30% but at least 20% of the Original Amount; (iv) 20% of the nominees for election to our Board for so long as it beneficially owns less than 20% but at least 10% of the Original Amount; and (v) one of the nominees for election to our Board for so long as it beneficially owns at least 5% of the Original Amount. The Director Nomination Agreement also provides the Apax Funds with certain consent rights so long as it owns at least 5% of the Original Amount. Additionally, the Director Nomination Agreement also prohibits us from increasing or decreasing the size of our Board without the consent of the Apax Funds for so long as they beneficially own at least 5% of our outstanding shares of capital stock entitled to vote generally in the election of directors.

Apax Partners and its affiliates engage in a broad spectrum of activities, including investments in the software industry generally. In the ordinary course of their business activities, Apax Partners and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation that became effective in connection with the closing of our IPO provides that none of Apax Partners, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Apax Partners also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Apax Partners may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are currently a “controlled company” within the meaning of the Nasdaq’s listing rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You may not have the same protections as those afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

The Apax Funds, through their control of Pride Aggregator, controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•    The requirement that a majority of our Board consist of independent directors.
•    The requirement that we have a nominations committee that is composed entirely of independent directors.
•    The requirement that we have a compensation committee that is composed entirely of independent directors.

From time to time we may rely on certain of these exemptions. As a result, neither our Compensation and Benefits Committee nor our Nominating and Governance Committee consists entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Provisions of our organizational documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to the Apax Funds’ beneficial ownership, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

•    These provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders.
•    These provisions provide for a classified Board of Directors with staggered three-year terms.
•    These provisions provide that, at any time when the Apax Funds beneficially own, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class.
•    These provisions prohibit stockholder action by written consent from and after the date on which the Apax Funds beneficially own, in the aggregate, less than 35% in voting power of our capital stock entitled to vote generally in the election of directors.
•    These provisions provide that for as long as the Apax Funds beneficially own, in the aggregate, at least 50% in voting power of our capital stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our stockholders will require the affirmative vote of a majority in voting power of the then outstanding shares of our capital stock, and at any time when the Apax Funds beneficially own, in the aggregate, less than 50% in voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, any amendment, alteration, rescission, or repeal of our bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2⁄3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class.
•    These provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; provided, however, at any time when the Apax Funds beneficially own, in the aggregate, at least 5% in voting power of all the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, such advance notice procedure will not apply to any nominations and/or proposals brought by them.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding the Apax Funds and any of their direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% in voting power of our then-outstanding capital stock over a period of three years, unless board or stockholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws, and the DGCL could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by our then-current Board of Directors, including delay or impede a merger, tender offer, or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action,” will not apply to suits to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above; however, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition, and results of operations and result in a diversion of the time and resources of our employees, management, and Board of Directors.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 178,822,115 outstanding shares of our common stock as of August 21, 2024. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

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

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors will have the authority to determine the preferences, limitations, and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our outstanding common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

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

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or taken together would have a material adverse effect on our business, financial condition, or liquidity. For additional information, see Note 18 to our Consolidated Financial Statements - “Commitments and Contingencies.”

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

On July 21, 2021, our common stock began trading on NASDAQ under the ticker symbol “PYCR.” Prior to that, there was no public trading market for our common stock.

As of August 21, 2024, there were 91 holders of record of our common stock. This figure does not include “street” holders whose shares of our common stock are held of record by banks, brokers and other financial institutions.

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

Stock Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly “Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”).

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our” and similar references refer to the Company and its consolidated subsidiaries.

For comparisons of our results of operations for the fiscal years ended June 30, 2024 and 2023, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on August 28, 2023 (“2023 Form 10-K”).
Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target small and medium-sized businesses with tens to thousands of employees. Our unified, cloud-based platform is designed to empower leaders to build winning teams by modernizing people management. Our Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching, and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of June 30, 2024, over 30,000 customers across all 50 states trusted us to empower their leaders to build winning teams.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions of our cloud-based HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers and expand our HCM suite and as our customers add more employees and purchase additional product modules. Our subscription-based business model is highly recurring in nature and provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our five HCM software bundles and nonrefundable implementation fees, which represented approximately 92% of total revenues for the fiscal year ended June 30, 2024. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We primarily market and sell our solutions through direct sales teams, which is organized into field and inside sales teams based on customer size and geography. In addition, during the fiscal year ended June 30, 2024, we launched an Embedded HCM Solution that is supported by an indirect sales team to expand our distribution model through technology and service partnerships. Prospects are driven to our website through brand awareness and demand generation. We generated more than 10.2 million unique visitors to our website during the fiscal year ended June 30, 2024.

The table below sets forth selected results of operations for the fiscal years ended June 30, 2024 and 2023.

	Fiscal Year Ended
	June 30,
(in thousands)	2024	2023
Total Revenues	$654,948	$552,692
Loss from Operations	$(55,451)	$(104,655)
Operating Margin	(8.5)%	(18.9)%
Adjusted Operating Income*	$111,960	$82,573
Adjusted Operating Income Margin*	17.1%	14.9%
Net Loss	$(58,942)	$(93,215)
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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Expand Our Sales Footprint to Add New Customers

Our current customer base represents a small portion of the U.S. market for HCM and payroll solutions. We believe there is substantial opportunity to continue to broaden our customer base, particularly in the 50 most populous metropolitan statistical areas in the United States, by expanding our sales headcount and Embedded HCM Solution partners. Our ability to do so will depend on several factors, including the ability to recruit and retain qualified sales staff, the effectiveness of our products, the relative pricing of our products, our competitors’ offerings, and the effectiveness of our marketing efforts.

As of June 30, 2024 and 2023, we had approximately 30,500 and 30,400 customers, respectively, representing a period-over-period increase of 0.3%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of June 30, 2024 and 2023, we had approximately 49,400 and 48,900 client accounts, respectively. We also track client accounts as it provides an alternative measure of the scale of our business and customers. We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of June 30, 2024 and 2023, we had approximately 2,673,000 and 2,504,000 customer employees, respectively.

In addition, we are focused on maintaining and expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to SMBs and are often influential in the HCM selection process. Brokers remained an integral part of our sales approach and influenced nearly 50% of field bookings during the fiscal year ended June 30, 2024.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe our cloud platform and pricing model provide much better value and predictability for our customers. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale, as well as stronger retention. Our “effective PEPM,” which we define as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period, was approximately $19 and $18 for the fiscal years ended June 30, 2024 and 2023, respectively. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Acquisition and Talent Management.

Our ability to successfully increase revenue per customer is dependent upon several factors, including the number of employees working for our customers, the number of products purchased by each of our customers, our customers’ satisfaction with our solutions and support, and our ability to add new products to our suite.

We believe our ability to retain and expand our existing customers’ spending on our solutions is evidenced by our net revenue retention, which was approximately 98% and 100% for the fiscal years ended June 30, 2024 and 2023, respectively. We define net revenue retention as the current quarterly period recurring revenue for the cohort of customers at the beginning of the prior year quarterly period, divided by the recurring revenue in the prior year reporting period for that same cohort. In calculating the net revenue retention for a period longer than a quarter, such as a fiscal year, we use the weighted average of the retention rates (calculated in accordance with the preceding sentence) for each applicable quarter included in such period.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal 2019, we acquired Ximble’s scheduling solution and in fiscal 2020, we released Paycor Analytics. In fiscal 2021, we released our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results (“OKRs”) and structured goal setting. In fiscal 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal 2023, we acquired Talenya’s intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based micro-learning platform to enhance our industry-leading talent management solution with Paycor Paths. We also released AI-generated Job Descriptions, Paycor Wallet, and the COR Leadership Framework and Dashboard. As a result of these and other product launches, we have increased the total list PEPM for our full suite of products to $53 as of June 30, 2024 from $45 as of June 30, 2023. Our effective PEPM was approximately $19 and $18 for the fiscal years ended June 30, 2024 and 2023, respectively. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancellable by the customer on 60 days’ notice. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll and HR-related cloud-based computing services, Workforce Management, Talent Management, Talent Acquisition and Benefits Administration. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM basis. Recurring revenue is generally recognized as the services are provided each month.

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $19.3 million as of June 30, 2024, with $20.0 million of revenue recognized for the fiscal year ended June 30, 2024. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.7 million as of June 30, 2023, with $19.9 million of revenue recognized for the fiscal year ended June 30, 2023.

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

We amortized $36.7 million and $26.1 million of capitalized contract fulfillment costs during the fiscal years ended June 30, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $41.0 million and $33.5 million of capitalized internal-use and acquired software costs during the fiscal years ended June 30, 2024 and 2023, respectively.

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

We amortized $27.5 million and $20.4 million of capitalized contract acquisition costs during the fiscal years ended June 30, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $90.0 million and $89.0 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing, during the fiscal years ended June 30, 2024 and 2023, respectively.

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

	Fiscal Years Ended
	June 30,
(in thousands)	2024	2023
Capitalized software	$48,283	$39,981
Research and development expenses	$61,419	$54,263

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Refer to Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, for a discussion and comparison of results for the fiscal years ended June 30, 2023 and June 30, 2022.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$602,386	$518,874
Interest income on funds held for clients	52,562	33,818
Total revenues	654,948	552,692
Cost of revenues	223,235	187,140
Gross profit	431,713	365,552
Operating expenses:
Sales and marketing	223,049	212,094
General and administrative	202,696	203,850
Research and development	61,419	54,263
Total operating expenses	487,164	470,207
Loss from operations	(55,451)	(104,655)
Interest expense	(4,682)	(4,638)
Other income	418	4,630
Loss before benefit for income taxes	(59,715)	(104,663)
Income tax expense (benefit)	(773)	(11,448)
Net loss	$(58,942)	$(93,215)

Comparison of the Fiscal Years Ended June 30, 2024 and June 30, 2023

Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$602,386	$518,874	$83,512	16%
Interest income on funds held for clients	52,562	33,818	18,744	55%
Total revenues	$654,948	$552,692	$102,256	19%

Total revenues for the fiscal years ended June 30, 2024 and 2023 were $654.9 million and $552.7 million, respectively. For the fiscal years ended June 30, 2024 and 2023, recurring and other revenue accounted for $602.4 million and $518.9 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $52.6 million and $33.8 million, respectively, for the fiscal years ended June 30, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in customer employees and effective PEPM, driving $47.2 million and $36.3 million of increased revenue, respectively, as well as a $18.7 million increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the fiscal years ended June 30, 2024 and 2023 were $1,140.8 million and $1,044.1 million, respectively.

Cost of Revenues

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Cost of revenues	$223,235	$187,140	$36,095	19%
Percentage of total revenues	34%	34%
Gross profit	$431,713	$365,552	$66,161	18%
Percentage of total revenues	66%	66%

Total cost of revenues for the fiscal years ended June 30, 2024 and 2023 were $223.2 million and $187.1 million, respectively. Our total cost of revenues increased primarily as a result of a $16.0 million increase in employee-related costs to support new customers, including a $1.7 million decrease in stock-based compensation expense, a $10.6 million increase in amortization of deferred contract costs, and a $9.3 million increase in amortization expense relating to capitalized software.

Operating Expenses

Sales and Marketing

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Sales and marketing	$223,049	$212,094	$10,955	5%
Percentage of total revenues	34%	38%

Sales and marketing expenses for the fiscal years ended June 30, 2024 and 2023 were $223.0 million and $212.1 million, respectively. The increase in sales and marketing expenses was primarily the result of a $7.1 million increase in amortization expense associated with costs to obtain a contract, a $4.4 million increase in amortization expense associated with the Naming Rights and advertising expenses, and a $1.9 million increase in employee-related costs, including a $11.5 million decrease in stock-based compensation expense, partially offset by a $2.6 million decrease in travel related expenses.

General and Administrative

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
General and administrative	$202,696	$203,850	$(1,154)	(1)%
Percentage of total revenues	31%	37%

General and administrative expenses for the fiscal years ended June 30, 2024 and 2023 were $202.7 million and $203.9 million, respectively. The decrease in general and administrative expenses was primarily driven by a $5.8 million decrease in professional services, consulting fees and other costs and a $1.7 million decrease in loss from exiting leases of certain facilities, partially offset by a $4.5 million increase in employee-related costs, a $0.9 million increase in intangible amortization expense primarily associated with asset acquisitions, including the capitalization of contingent payments, and a $0.9 million increase in licensing fees.

Research and Development

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Research and development	$61,419	$54,263	$7,156	13%
Percentage of total revenues	9%	10%

Research and development expenses for the fiscal years ended June 30, 2024 and 2023 were $61.4 million and $54.3 million, respectively. The increase in research and development expenses was primarily the result of a $5.1 million increase in employee-related costs, including a $0.5 million increase in stock-based compensation, and a $2.4 million increase in licensing fees.

 Interest Expense

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Interest expense	$4,682	$4,638	$44	1%
Percentage of total revenues	<1%	<1%

Interest expense for both of the fiscal years ended June 30, 2024 and 2023 was $4.7 million. Interest expense primarily consisted of accretion expense associated with the Naming Rights Agreement.

Other income

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023	$ Change	% Change
Other income	$418	$4,630	$(4,212)	(91)%

Other income for the fiscal years ended June 30, 2024 and 2023 was $0.4 million and $4.6 million, respectively. Other income for the fiscal years ended June 30, 2024 primarily consisted of interest income earned on operating cash, partially offset by the change in fair value of the contingent consideration related to the acquisition of Talenya. Other income for the fiscal years ended June 30, 2023 primarily consisted of interest income earned on operating cash.

Income tax benefit

Income tax benefit for the fiscal years ended June 30, 2024 and 2023 was $0.8 million and $11.4 million, respectively, reflecting effective tax rates for those periods of 1.3% and 10.9%, respectively. The decrease in income tax benefit is primarily related a lower loss before benefit for income taxes recognized for the current period and expansion into a non-United States territory at a higher than United States tax rate.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with our past financial performance and assists in comparisons with other companies, some of which may use similar non-GAAP financial measures to supplement their U.S. GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets and stock-based compensation expense, in each case that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

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

Adjusted Gross Profit was $442.6 million and $380.0 million, or 67.6% and 68.7% of total revenues, for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted Gross Profit increased for the fiscal year ended June 30, 2024, primarily driven by the increase in total revenues from customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Gross Profit*	$431,713	$365,552
Gross Profit Margin	65.9%	66.1%
Amortization of intangible assets	3,562	5,326
Stock-based compensation expense	7,333	9,077
Adjusted Gross Profit*	$442,608	$379,955
Adjusted Gross Profit Margin	67.6%	68.7%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $2.3 million and $1.8 million for the fiscal years ended June 30, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $37.4 million and $28.1 million for the fiscal years ended June 30, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of deferred contract costs of $36.7 million and $26.1 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as income (loss) from operations before amortization of acquired intangible assets and Naming Rights, stock-based compensation expense, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to secondary offerings, professional, consulting and other costs and acquisition costs. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $112.0 million and $82.6 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted Operating Income increased for the fiscal year ended June 30, 2024, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Loss from Operations	$(55,451)	$(104,655)
Operating Margin	(8.5)%	(18.9)%
Amortization of intangible assets	97,819	98,248
Stock-based compensation expense	65,443	78,225
(Gain) loss on lease exit*	(16)	1,789
Corporate adjustments**	4,165	8,966
Adjusted Operating Income	$111,960	$82,573
Adjusted Operating Income Margin	17.1%	14.9%

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2024 relate to legal and other costs borne by the Company in connection with secondary offerings by the Apax Funds of $1.5 million and professional, consulting, and other costs of $2.6 million. Corporate adjustments for the fiscal year ended June 30, 2023 relate to legal and other costs associated with secondary offerings by Apax Funds of $2.2 million, professional, consulting, and other costs of $4.3 million, and acquisition costs of $2.5 million.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expense as sales and marketing expenses before amortization of Naming Rights and stock-based compensation expense. We define Adjusted General and Administrative expense as general and administrative expenses before amortization of acquired intangible assets, stock-based compensation expense, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to secondary offerings, professional, consulting, and other costs and acquisition costs. We define Adjusted Research and Development expense as research and development expenses before stock-based compensation expense.

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

Adjusted Sales and Marketing expense was $197.9 million and $175.8 million for the fiscal years ended June 30, 2024 and 2023. Adjusted Sales and Marketing expenses increased for the fiscal year ended June 30, 2024, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts. and an increase in licensing fees.

Adjusted General and Administrative expense was $81.4 million and $77.0 million for the fiscal years ended June 30, 2024 and 2023. Adjusted General and Administrative expenses increased for the fiscal year ended June 30, 2024, primarily driven by additional employee-related costs.

Adjusted Research and Development expense was $51.3 million and $44.6 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted Research and Development expenses increased for the fiscal year ended June 30, 2024, primarily driven by an increase in employee-related costs and an increase in licensing fees.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Sales and Marketing expense	$223,049	$212,094
Amortization of intangible assets	(4,235)	(3,882)
Stock-based compensation expense	(20,905)	(32,444)
Adjusted Sales and Marketing expense	$197,909	$175,768
General and Administrative expense	$202,696	$203,850
Amortization of intangible assets	(90,023)	(89,040)
Stock-based compensation expense	(27,078)	(27,056)
Gain (loss) on lease exit*	16	(1,789)
Corporate adjustments**	(4,165)	(8,966)
Adjusted General and Administrative expense	$81,446	$76,999
Research and Development expense	$61,419	$54,263
Stock-based compensation expense	(10,126)	(9,648)
Adjusted Research and Development expense	$51,293	$44,615

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2024 relate to legal and other costs borne by the Company in connection with secondary offerings by the Apax Funds of $1.5 million and professional, consulting, and other costs of $2.6 million. Corporate adjustments for the fiscal year ended June 30, 2023 relate to legal and other costs associated with secondary offerings by Apax Funds of $2.2 million, professional, consulting, and other costs of $4.3 million, and acquisition costs of $2.5 million.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as income (loss) before expense (benefit) for income tax after adjusting for amortization of acquired intangible assets and Naming Rights, accretion expense associated with the Naming Rights, stock-based compensation expense, change in fair value of contingent consideration, exit costs due to exiting leases of certain facilities and other certain corporate expenses, such as costs related to secondary offerings, professional, consulting, and other costs and acquisitions, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share have limitations as analytical tools, and you should not consider these in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, Adjusted Net Income Attributable to Paycor HCM, Inc. should not be considered as a replacement for Net Income (Loss), and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share should not be considered as a replacement for diluted net income (loss) per share, as determined by U.S. GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our U.S. GAAP results and using non-GAAP measures only for supplemental purposes.

Adjusted Net Income Attributable to Paycor HCM, Inc. was $89.4 million and $66.8 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the fiscal year ended June 30, 2024, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Net loss before benefit for income taxes	$(59,715)	$(104,663)
Amortization of intangible assets	97,819	98,248
Naming rights accretion expense	4,072	4,228
Change in fair value of contingent consideration	4,326	—
Stock-based compensation expense	65,443	78,225
Loss (gain) on lease exit*	(16)	1,789
Corporate adjustments**	4,165	8,966
Non-GAAP adjusted income before applicable income taxes	116,094	86,793
Income tax effect on adjustments***	(26,702)	(19,962)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$89,392	$66,831

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.50	$0.38
Adjusted shares outstanding****	177,912,794	176,361,654

* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the fiscal year ended June 30, 2024 relate to legal and other costs borne by the Company in connection with secondary offerings by the Apax Funds of $1.5 million and professional, consulting, and other costs of $2.6 million. Corporate adjustments for the fiscal year ended June 30, 2023 relate to legal and other costs associated with secondary offerings by Apax Funds of $2.2 million, professional, consulting, and other costs of $4.3 million, and acquisition costs of $2.5 million.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 23.0% for the fiscal year ended June 30, 2024 and 2023, respectively.
**** The adjusted shares outstanding for the fiscal year ended June 30, 2024 and 2023, respectively, are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $118.0 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of June 30, 2024, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of June 30, 2024, we had deferred revenue of $19.3 million, of which $13.6 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

Borrowings under the Revolving Credit Facility, if any, have variable interest rates. During the periods covered by this report, the variable interest rates were equal to, at our option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate and (b) the Federal funds rate plus 0.50% or (ii) in the case of Eurocurrency borrowings, the applicable term Secured Overnight Financing Rate (as adjusted, “Benchmark Replacement SOFR”), plus, in each case, an applicable margin of (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of Eurocurrency borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios. In accordance with the Credit Agreement, on June 30, 2023, our benchmark reference rate changed from LIBOR to SOFR as a result of LIBOR ceasing publication.

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2024, the Company was compliant with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the fiscal years ended June 30, 2024 and 2023.

	Fiscal Year Ended
(in thousands)	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$89,995	$48,115
Net cash used in investing activities	(108,920)	(192,962)
Net cash provided by (used in) financing activities	50,468	(659,048)
Impact of foreign exchange on cash and cash equivalents	(9)	18
Net change in cash and cash equivalents	31,534	(803,877)
Cash and cash equivalents at beginning of period	879,046	1,682,923
Cash and cash equivalents at end of period	$910,580	$879,046

Operating Activities

Net cash provided by operating activities was $90.0 million and $48.1 million for the fiscal years ended June 30, 2024 and 2023, respectively. The change in net cash provided by operating activities for the fiscal year ended June 30, 2024 is primarily attributable to a decrease in net loss.

Investing Activities

Net cash used in investing activities was $108.9 million and $193.0 million, for the fiscal years ended June 30, 2024 and 2023, respectively. The change in investing activities for the fiscal year ended June 30, 2024 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio and a decrease in cash outlay related to acquisitions, partially offset with an increase in internally developed software costs.

Financing Activities

Net cash provided by financing activities was $50.5 million for the fiscal year ended June 30, 2024 and consisted primarily of an increase in funds held to satisfy client fund obligations. Net cash used in financing activities was $659.0 million for the fiscal year ended June 30, 2023 and consisted primarily of a decrease in funds held to satisfy client fund obligations.

Contractual Obligations and Commitments

The following table sets forth the amounts of our significant contractual obligations and commitments with definitive payment terms as of June 30, 2024:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 years
Revolving credit facility	$—	$—	$—	$—	$ —
Operating lease obligations	21,063	5,205	8,268	2,175	5,415
Capital lease obligations	3,152	1,233	1,919	—	—
Purchase obligations (1)	187,944	40,373	42,650	24,190	80,731
Total	$212,159	$46,811	$52,837	$26,365	$86,146
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

In the event the Federal Reserve were to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin. As of June 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration we are entitled to for those goods or services. We derive our revenue from contracts predominantly from recurring and non-recurring service fees. The majority of our agreements are generally cancellable by the client up to 60 days’ notice.

Recurring fees are derived from payroll, workforce management, and HR-related cloud-based computing services. The majority of our recurring fees are satisfied over time as the services are provided each month. The performance obligations related to payroll services are delivered based upon the payroll frequency of the client with the fee charged and collected based on a per-employee-per-month or per employee-per-payroll basis. The performance obligations related to workforce management and HR-related services are generally satisfied each month with the fee charged and collected based on a per-employee-per-month basis. For subscription-based fees, which can include payroll, workforce management, and HR-related services, we recognize the applicable recurring fees each month with the fee charged and collected based on a per-employee-per-month basis.

Non-recurring service fees consist mainly of nonrefundable implementation fees. The implementation activities involve setting the client up and loading data into our cloud-based modules. We have determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract beyond the normal 60-day or less contractual period without payment of an additional upfront implementation fee. Implementation fees are deferred and recognized as revenue over an estimated 24 month period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service.

The Company capitalizes costs associated with obtaining and fulfilling revenue contracts. The resulting assets are recorded within deferred contract costs and long-term deferred contract costs on the consolidated balance sheets and amortized over the expected period of benefit of six years, which the Company has determined to be the estimated average customer life.

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

We elected to perform a qualitative assessment during the fiscal years ended June 30, 2024 and 2023 and determined for both periods that it is not more likely than not that the fair value is less than its carrying amount.

We evaluate other intangible assets, principally consisting of acquired software, customer relationships, Naming Rights and trade names, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our other intangible assets, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.

Recently Issued Accounting Standards

For a description of recently issued accounting standards, see Note 2 to our Consolidated Financial Statements - “Summary of Significant Accounting Policies - Recently Issued Accounting Standards” appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal year ended June 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents totaling $118.0 million and funds held for clients of $1,109.1 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any allowance for credit impairment losses on available-for-sale securities. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of June 30, 2024.

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

At June 30, 2024, we had no outstanding debt under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

Item 8. Financial Statements and Supplementary Data

Paycor HCM, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paycor HCM, Inc. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred implementation revenue and contract costs amortization period

Description of the matter
As described further in Note 3 to the financial statements, the Company recognizes deferred revenue for nonrefundable upfront fees prior to the satisfaction of the performance obligation. The nonrefundable upfront fees related to implementation services are typically included on the client’s first invoice. Implementation fees are deferred and recognized as revenue over an estimated 24-month period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service. Further, as described in Note 3 to the financial statements, the Company capitalizes costs associated with obtaining and fulfilling revenue contracts. The resulting assets are recorded within deferred contract costs and long-term deferred contract costs on the consolidated balance sheets and amortized over the expected period of benefit of six years, which the Company has determined to be the estimated average life of a client relationship.

Auditing the Company’s amortization period for its deferred implementation revenue and deferred contract costs was complex considering the materiality of the balances and the sensitivity that a change in assumption could yield a material impact on the financial statements. Auditing the estimated 24-month period to which the material right exists for deferred implementation revenue and the six-year estimated life of the Company’s client relationships for deferred contract costs required significant auditor judgment in planning and executing the appropriate audit procedures.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimate of the amortization period for deferred implementation revenue and deferred contract costs. This involved testing controls over the completeness and accuracy of key inputs in the calculation and the review of the methodology applied by the Company in determining the amortization period.

Our audit procedures included, among others, evaluating the methodologies used in determining the amortization periods for deferred implementation revenue and deferred contract costs. This involved performing procedures to assess the Company’s method for estimation of the amortization period as well as performing procedures to assess the completeness and accuracy of the historical data used in each calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Cincinnati, Ohio
August 22, 2024

Paycor HCM, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2024	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$117,958	$95,233
Accounts receivable, net allowance for credit losses	48,164	30,820
Deferred contract costs	70,377	54,448
Prepaid expenses	12,749	10,448
Other current assets	3,458	2,581
Current assets before funds held for clients	252,706	193,530
Funds held for clients	1,109,136	1,049,156
Total current assets	1,361,842	1,242,686
Property and equipment, net	35,220	34,573
Operating lease right-of-use assets	14,417	16,834
Goodwill	766,653	767,738
Intangible assets, net	171,493	260,472
Capitalized software, net	67,376	53,983
Long-term deferred contract costs	189,826	162,657
Other long-term assets	2,566	2,232
Total assets	$2,609,393	$2,541,175
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,309	$28,350
Accrued expenses and other current liabilities	26,450	24,119
Accrued payroll and payroll related expenses	44,923	43,858
Deferred revenue	13,600	13,083
Current liabilities before client fund obligations	112,282	109,410
Client fund obligations	1,111,373	1,053,926
Total current liabilities	1,223,655	1,163,336
Deferred income taxes	16,019	18,047
Long-term operating leases	13,447	16,061
Other long-term liabilities	69,346	70,047
Total liabilities	1,322,467	1,267,491
Commitments and contingencies (Note 18)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 178,210,263 shares outstanding at June 30, 2024 and 176,535,236 shares outstanding at June 30, 2023	178	177
Treasury stock, at cost, 10,620,260 shares at June 30, 2024 and June 30, 2023	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at June 30, 2024 and June 30, 2023	—	—
Additional paid-in capital	2,081,668	2,011,194
Accumulated deficit	(548,437)	(489,495)
Accumulated other comprehensive loss	(1,409)	(3,118)
Total stockholders' equity	1,286,926	1,273,684
Total liabilities and stockholders' equity	$2,609,393	$2,541,175

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share amounts)

	Fiscal Year Ended June 30,
	2024	2023	2022
Revenues:
Recurring and other revenue	$602,386	$518,874	$427,032
Interest income on funds held for clients	52,562	33,818	2,355
Total revenues	654,948	552,692	429,387
Cost of revenues	223,235	187,140	168,188
Gross profit	431,713	365,552	261,199
Operating expenses:
Sales and marketing	223,049	212,094	170,629
General and administrative	202,696	203,850	187,050
Research and development	61,419	54,263	43,140
Total operating expenses	487,164	470,207	400,819
Loss from operations	(55,451)	(104,655)	(139,620)
Other (expense) income:
Interest expense	(4,682)	(4,638)	(541)
Other	418	4,630	1,570
Loss before benefit for income taxes	(59,715)	(104,663)	(138,591)
Income tax expense (benefit)	(773)	(11,448)	(30,574)
Net loss	$(58,942)	$(93,215)	$(108,017)
Less: Accretion of redeemable noncontrolling interests	—	—	11,621
Net loss attributable to Paycor HCM, Inc.	$(58,942)	$(93,215)	$(119,638)
Basic and diluted net loss per share	$(0.33)	$(0.53)	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	177,667,036	176,039,651	172,636,523
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Fiscal Year Ended
	June 30,
	2024	2023	2022
Net loss	$(58,942)	$(93,215)	$(108,017)
Other comprehensive loss, net of tax:
Unrealized loss on foreign currency translation	(206)	(120)	(297)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,915	(1,217)	(2,683)
Other comprehensive income (loss), net of tax	1,709	(1,337)	(2,980)
Comprehensive loss	$(57,233)	$(94,552)	$(110,997)
Less: Comprehensive income attributable to redeemable noncontrolling interests	—	—	11,621
Comprehensive loss attributable to Paycor HCM, Inc.	$(57,233)	$(94,552)	$(122,618)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Preferred Stock		Series A Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2021	—	$—	7,715	$262,772	141,097,740	$141	$(245,074)	$1,133,399	$(275,751)	$3,152	$878,639
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(119,638)	—	(119,638)
Stock-based compensation expense	—	—	—	—	—	—	—	71,376	—	—	71,376
Issuance of common stock sold in the initial public offering, net of offering costs and underwriting discount	—	—	—	—	21,275,000	21	—	454,126	—	—	454,147
Conversion of Series A Preferred Stock to common stock upon initial public offering	—	—	(7,715)	(262,772)	11,705,039	12	—	262,760	—	—	—
Issuance of common stock upon vesting of restricted stock units at initial public offering	—	—	—	—	352,124	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	479,636	1	—	3,186	—	—	3,187
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(2,980)	(2,980)
Other	—	—	—	—	—	—	—	1,953	—	(1,953)	—
Balance, June 30, 2022	—	$—	—	$—	174,909,539	$175	$(245,074)	$1,926,800	$(395,389)	$(1,781)	$1,284,731
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(93,215)	—	(93,215)
Stock-based compensation expense	—	—	—	—	—	—	—	78,225	—	—	78,225
Net settlement for taxes	—	—	—	—	—	—	—	(2,459)	—	—	(2,459)
Issuance of common stock under employee stock plans	—	—	—	—	1,625,697	2	—	8,628	—	—	8,630
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,337)	(1,337)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	(891)	—	(891)
Balance, June 30, 2023	—	$—	—	$—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684
Net loss attributable to Paycor HCM, Inc.	—	—	—	—	—	—	—	—	(58,942)	—	(58,942)
Stock-based compensation expense	—	—	—	—	—	—	—	65,443	—	—	65,443
Net settlement for taxes	—	—	—	—	—	—	—	(2,830)	—	—	(2,830)
Issuance of common stock under employee stock plans	—	—	—	—	1,675,027	1	—	7,861	—	—	7,862
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,709	1,709
Balance, June 30, 2024	$—	$—	$—	$—	$178,210,263	$178	$(245,074)	$2,081,668	$(548,437)	$(1,409)	$1,286,926

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	June 30,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(58,942)	$(93,215)	$(108,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,888	4,790	6,457
Amortization of intangible assets and software	135,238	126,357	124,016
Amortization of deferred contract costs	64,257	46,440	31,471
Stock-based compensation expense	65,443	78,225	71,376
Deferred tax benefit	(2,588)	(11,669)	(30,940)
Bad debt expense	6,945	4,715	2,085
(Gain) loss on sale of investments	(306)	217	(2)
(Gain) on installment sale	—	—	(1,359)
Loss on foreign currency exchange	272	237	309
(Gain) loss on lease exit	(16)	1,010	9,112
Naming rights accretion expense	4,072	4,228	—
Change in fair value of deferred consideration	4,326	—	(138)
Other	80	(809)	88
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,597)	(14,592)	(7,133)
Prepaid expenses and other assets	(122)	5,081	(2,745)
Accounts payable	(1,207)	13,091	2,015
Accrued liabilities and other	(7,051)	(16,575)	12,195
Deferred revenue	658	655	(4,877)
Deferred contract costs	(107,355)	(100,071)	(79,562)
Net cash provided by operating activities	89,995	48,115	24,351
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(263,042)	(421,690)	(211,473)
Proceeds from sale and maturities of client funds available-for-sale securities	217,222	319,668	166,372
Purchase of property and equipment	(3,460)	(5,041)	(1,986)
Proceeds from note receivable on installment sale	—	—	3,040
Acquisition of intangible assets	(8,840)	(19,516)	(9,706)
Acquisition of businesses, net of cash acquired	12	(24,126)	—
Internally developed software costs	(50,812)	(42,257)	(30,797)
Net cash used in investing activities	(108,920)	(192,962)	(84,550)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	50,211	(664,235)	1,037,543
Payment of deferred consideration	—	—	(2,752)
Payment of capital expenditure financing	(3,689)	—	—
Proceeds from line-of-credit	—	—	3,500
Repayments of line-of-credit	—	—	(52,600)
Repayments of debt and finance lease obligations	(1,085)	(284)	(323)
Proceeds from the issuance of common stock sold in the IPO, net of offering costs and underwriting discount	—	—	454,915
Redemption of Redeemable Series A Preferred Stock (acquisition of noncontrolling interest)	—	—	(260,044)
Withholding taxes paid related to net share settlements	(2,830)	(2,459)	—
Proceeds from exercise of stock options	—	345	—
Proceeds from employee stock purchase plan	7,861	8,285	3,187
Other financing activities	—	(700)	(395)
Net cash provided by (used in) financing activities	50,468	(659,048)	1,183,031
Impact of foreign exchange on cash and cash equivalents	(9)	18	91
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	31,534	(803,877)	1,122,923
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	879,046	1,682,923	560,000
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$910,580	$879,046	$1,682,923
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$48	$167	$5
Capital expenditures purchased via financing arrangements	3,393	3,544	$—
Cash paid for interest	$145	$—	$154
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,359	$—
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$117,958	$95,233	$133,041
Funds held for clients	792,622	783,813	1,549,882
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$910,580	$879,046	$1,682,923

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
Concentrations of risk
The Company regularly maintains deposits in banks which may, at times, exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company mitigates exposure to credit risk by placing cash and cash equivalents with highly rated financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents. No individual client represents more than 1% of total revenues. The majority of all revenues are generated by clients in the United States (“U.S.”).
Cash and cash equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original issue maturity of three months or less and money market funds to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value given the short-term maturity of those instruments.
Funds held for clients
The Company generally collects substantially all funds from clients in advance of performing payroll and payroll tax filing services on behalf of those clients. Funds held for clients consist of cash and cash equivalents and debt-security investments. Debt-security investments are classified as available-for-sale and are recorded at fair value, and consist of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments. At June 30, 2024 and 2023, all the Company’s corporate bond investments are rated investment grade or better. The Company has classified funds held for clients as a current asset since these funds are held solely for the purposes of satisfying client obligations to remit funds relating to payroll and payroll tax filing services. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive (loss) income, net of tax in the consolidated statements of comprehensive loss. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis.
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
Accounts receivable, net of allowance for credit losses
Accounts receivable balances are shown on the consolidated balance sheets net of the allowance for credit losses of $6,358 and $7,032 as of June 30, 2024 and June 30, 2023, respectively. The allowance for credit losses considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for credit losses is adjusted periodically based on management’s consideration of past due accounts as well as current and forecasted economic conditions. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

The following table presents activity in the allowance for credit losses related to accounts receivables:

	Fiscal Years Ended
	June 30,
(in thousands)	2024	2023	2022
Balance, beginning of period	$7,032	$3,268	$2,402
Modified retrospective adoption adjustment	—	891	—
Write-offs	(7,619)	(1,842)	(1,219)
Bad debt expense	6,945	4,715	2,085
Balance, end of period	$6,358	$7,032	$3,268
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
The Company elected to perform a qualitative assessment during both fiscal years 2024 and 2023 and determined for both periods that no indicators of impairment existed.
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
Revenue recognition
Revenues are recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration the Company is entitled to for those goods or services. The Company derives its revenue from contracts predominantly from recurring and non-recurring service fees. The majority of its agreements are generally cancellable within 60 days’ notice.
Recurring fees are derived from payroll, workforce management, and HR-related cloud-based computing services. The majority of the Company’s recurring fees are satisfied over time as the services are provided each month, and the timing of revenue recognition for these fees is consistent with the timing of invoicing as they occur simultaneously upon the client payroll processing period or by month. The performance obligations related to payroll services are delivered based upon the payroll frequency of the client with the fee charged and collected based on a per-employee-per-month or per-employee-per-payroll basis. The performance obligations related to workforce management and HR-related services are generally satisfied each month with the fee charged and collected based on a per-employee-per-month basis. For subscription-based fees, which can include payroll, workforce management, and HR-related services, the Company recognizes the applicable recurring fees each month with the fee charged and collected based on a per-employee-per-month basis.
Non-recurring service fees consist mainly of nonrefundable implementation fees. The implementation activities involve setting the client up and loading data into the Company’s cloud-based modules. The Company has determined that the nonrefundable upfront fees provide certain clients with a material right to renew the contract beyond the normal 60-day contractual period without payment of an additional upfront implementation fee. Implementation fees are deferred and recognized as revenue over the period to which the material right exists, which is the period the client is expected to benefit from not having to pay an additional nonrefundable implementation fee upon renewal of the service.
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
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct and indirect sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled approximately $34,343, $29,960, and $22,130 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
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

The Company capitalizes a portion of its development costs related to internal-use software, which are amortized over a period of three years into cost of revenues. The timing of the Company’s capitalized development projects may affect the amount of development costs expensed in any given period. The table below sets forth the amounts of capitalized and expensed research and development costs for the fiscal years ended June 30, 2024, 2023 and 2022:

	Fiscal Years Ended
	June 30,
(in thousands)	2024	2023	2022
Capitalized software	$48,283	$39,981	$29,831
Research and development expenses	$61,419	$54,263	$43,140
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

Recently issued accounting standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires entities to further enhance their income tax disclosures, primarily through the standardization and disaggregation of information within an entity’s effective tax rate reconciliation categories and income taxes paid by jurisdiction. The guidance will be effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply the guidance retrospectively. The Company is currently evaluating whether it will adopt the guidance prospectively or retroactively and the impact the guidance will have on its financial statement disclosures.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Fiscal Year Ended June 30,
	2024	2023	2022
Recurring fees	$587,023	$506,131	$414,677
Implementation services and other	15,363	12,743	12,355
Recurring and other revenue	$602,386	$518,874	$427,032
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

The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Fiscal Year Ended June 30,
	2024	2023
Balance, beginning of period	$18,697	$17,046
Deferred revenue acquired	—	1,049
Deferral of revenue	20,699	20,556
Revenue recognized	(20,040)	(19,883)
Impact of foreign exchange	(38)	(71)
Balance, end of period	$19,318	$18,697
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the consolidated balance sheets. The Company will recognize deferred revenue of $13,601 in fiscal year 2025, $5,466 in fiscal year 2026, and $251 in fiscal year 2027.

 Deferred contract costs

	As of and for the Fiscal Year Ended June 30, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$93,317	$42,815	$(27,549)	$108,583
Costs to fulfill a contract	123,788	64,540	(36,708)	151,620
Total	$217,105	$107,355	$(64,257)	$260,203

	As of and for the Fiscal Year Ended June 30, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$72,342	$41,325	$(20,350)	$93,317
Costs to fulfill a contract	91,132	58,746	(26,090)	123,788
Total	$163,474	$100,071	$(46,440)	$217,105
The Company capitalizes costs associated with obtaining and fulfilling revenue contracts. Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the consolidated balance sheets and amortized over the expected period of benefit of six years, which the Company has determined to be the estimated average client life. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expenses in the consolidated statements of operations, respectively. The Company regularly reviews its deferred costs for impairment and did not recognize an impairment loss during any period presented.

4. BUSINESS COMBINATION AND ASSET ACQUISITION:
Acquisition of Verb, Inc.

On May 2, 2023, the Company acquired 100% of the equity interests of Verb, Inc., a modern behavioral science-based micro-learning solution to develop frontline leaders and their teams (the “Verb Acquisition”), for an initial cash purchase price of $6,000, plus up to a maximum of $2,000 in additional cash payments based on the achievement of an established earnout. The acquisition was funded with cash on hand.

The acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of the total consideration transferred at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill consists primarily of the synergistic benefits and growth opportunities. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the Verb Acquisition. The benefits include acquiring a software technology tailored to small and medium-sized businesses that can be integrated into the current suite of the Company’s products. The final purchase price for the Verb Acquisition was allocated to individual assets acquired and liabilities assumed as follows:

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

The Company incurred transaction costs of $— and $368 related to the Verb Acquisition for the fiscal year ended June 30, 2024 and 2023, respectively. These costs were expensed as incurred in general and administrative expenses within the accompanying consolidated statements of operations.

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

The Company incurred transaction costs of $— and $1,174 related to the Talenya Acquisition for the fiscal years ended June 30, 2024 and 2023, respectively. These costs were expensed as incurred in general and administrative expenses within the accompanying consolidated statements of operations.

Asset Acquisitions

The Company periodically acquires customer relationships from other HCM providers. The asset purchase agreements usually provide for an initial payment as well as contingent payments to the seller based on revenue generated by the acquired clients over a defined timeframe. During the fiscal years ended June 30, 2024, 2023, and 2022, the Company initially paid approximately $—, $13,725, and $9,300, respectively, to purchase these customer relationships. Contingent payments made for the fiscal years ended June 30, 2024, 2023, and 2022 were $6,932, $4,259, and $6,688, respectively.

The acquired customer relationships are recorded within intangible assets on the consolidated balance sheets and are being amortized on a straight-line basis over three years. As of June 30, 2024, the weighted average remaining amortization period for these intangible assets was approximately 1.7 years. The contingent payments were recognized when each contingency was resolved and the consideration was paid or became payable as an increase to the acquired intangible asset, amortized on a straight-line basis over the remaining period of the initial acquired intangible asset.
5. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
U.S. Treasury and direct obligations of U.S. government agencies	91,378	18	(413)	90,983
Corporate bonds	206,981	123	(1,178)	205,926
Other securities	19,783	9	(187)	19,605
	$1,110,764	$150	$(1,778)	$1,109,136

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
U.S. Treasury and direct obligations of U.S. government agencies	72,173	—	(776)	71,397
Corporate bonds	172,570	91	(3,049)	169,612
Commercial paper	2,977	—	(3)	2,974
Other securities	21,776	2	(418)	21,360
	$1,053,309	$93	$(4,246)	$1,049,156
Other securities are primarily comprised of municipal obligations.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at June 30, 2024.
Expected maturities as of June 30, 2024 for client fund assets are as follows:

Due within fiscal year 2025	$857,334
Due within fiscal year 2026	122,006
Due within fiscal year 2027	94,667
Due within fiscal year 2028	26,288
Due within fiscal year 2029	8,841
Thereafter	—
Total	$1,109,136

6. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	June 30, 2024	June 30, 2023
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	23,824	18,702
Furniture and fixtures	2,249	2,250
Office equipment	2,902	2,880
Leasehold improvements	5,205	4,114
Construction in progress	174	—
	61,789	55,381
Accumulated depreciation and amortization	(26,569)	(20,808)
Property and equipment, net	$35,220	$34,573
Depreciation and amortization of property and equipment was approximately $5,888, $4,790, and $6,457 for the fiscal years ended June 30, 2024, 2023, and 2022 respectively.
7. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	June 30, 2024	June 30, 2023
Capitalized software	$176,519	$125,707
Accumulated amortization	(109,143)	(71,724)
Capitalized software, net	$67,376	$53,983
Amortization expense for capitalized software was approximately $37,419, $28,109, and $22,057 for the fiscal years ended June 30, 2024, 2023, and 2022 respectively.
The following is a schedule of future amortization expense as of June 30, 2024:

2025	$35,884
2026	23,845
2027	7,647
$67,376

8. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2022	$750,155
Talenya Acquisition	14,627
Verb Acquisition	3,386
Foreign currency translation	(430)
Balance at June 30, 2023	$767,738
Talenya Acquisition	—
Verb Acquisition	(591)
Foreign currency translation	(494)
Balance at June 30, 2024	$766,653
On August 7, 2022, the Company entered into a 16-year partnership with the Cincinnati Bengals of the National Football League that grants the Company exclusive naming rights to Paycor Stadium, home to the Cincinnati Bengals. Contractual payments under the naming rights agreement (the “Naming Rights Agreement”) began in August 2022 and end in 2038.

The Naming Rights have been recorded within intangible assets on the consolidated balance sheets in an amount equal to the present value of the future contractual cash flows with an offsetting liability for payments to be made in the future. The intangible asset reflects the Naming Rights to the Bengals stadium including co-branding and shared promotion, along with the right for the Company to place its logo on and around the stadium.

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

Components of intangible assets were as follows:

	June 30, 2024	June 30, 2023
Cost:
Technology	$153,562	$151,855
Customer relationships	469,583	462,452
Trade name	105,670	105,670
Naming rights	66,698	66,698
Total cost	$795,513	$786,675
Accumulated amortization:
Technology	$(144,870)	$(141,309)
Customer relationships	(431,101)	(348,123)
Trade name	(39,932)	(32,889)
Naming rights	(8,117)	(3,882)
Total accumulated amortization	$(624,020)	$(526,203)
Intangible assets, net	$171,493	$260,472

Amortization expense for intangible assets was approximately $97,819, $98,248, and $101,959 for the fiscal years ended June 30, 2024, 2023, and 2022 respectively.

The following is a schedule of future amortization expense as of June 30, 2024:

2025	$47,161
2026	19,154
2027	12,440
2028	12,244
2029	12,244
Thereafter	68,250
$171,493
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
Borrowings under the Revolving Credit Facility, if any, have variable interest rates. The variable interest rates equal, at the Company’s option, either, (i) in the case of ABR borrowings, the highest of (a) the PNC prime rate, (b) the Federal Funds Rate plus 0.50%, and (c) the adjusted London interbank offered rate (“LIBOR”) with a maturity of one month, plus 1.00% (“ABR”) or (ii) in the case of Eurocurrency borrowings, the LIBOR or Benchmark Replacement Secured Overnight Financing Rate (“SOFR”) based rate, plus, in each case, an applicable margin of (A) prior to the IPO, (i) in the case of ABR borrowings, 0.95% per annum and (ii) in the case of Eurocurrency borrowings, 1.95% per annum or (B) following the IPO, (i) in the case of ABR borrowings, 0.375% per annum or (ii) in the case of Eurocurrency borrowings, 1.375% per annum, in each case, with step downs based on achievement of certain total leverage ratios. In accordance with the Credit Agreement, on June 30, 2023, our benchmark reference rate changed from LIBOR to SOFR as a result of LIBOR ceasing publication.
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
The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of June 30, 2024, the Company was in compliance with all of the covenants under the Credit Agreement.
The Company had no outstanding borrowings under the Revolving Credit Facility as of June 30, 2024 and June 30, 2023. Additionally, the Company had no outstanding letters of credit as of June 30, 2024 and June 30, 2023.

10. LEASES:

The Company determines if an arrangement contains a lease at inception. The Company recognizes right-of-use (“ROU”) assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the commencement date of the lease. The Company uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. ROU assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the consolidated balance sheets. The

Company has agreements that contain lease and non-lease components. Generally, the Company accounts for the lease and non-lease components in the contract as a single lease component.

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

The table below presents the Company’s leased assets and related lease liabilities:

Leases	Classification	June 30, 2024	June 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$14,417	$16,834
Finance leases	Property and equipment, net	2,815	530
Total leased assets		$17,232	$17,364
Liabilities
Current:
Operating	Accrued expenses and other current liabilities	$4,043	$4,615
Finance	Accrued expenses and other current liabilities	1,113	298
Non-current:
Operating	Long-term operating leases	13,447	16,061
Finance	Other long-term liabilities	1,825	331
Total leased liabilities		$20,428	$21,305
The table below presents the costs associated with the leased assets:

Leases	Classification	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023
Operating lease cost:
Short-term	General and administrative	$21	$15
Long-term	Cost of revenues, Sales and marketing and General and administrative	2,769	5,202
Finance lease cost:
Amortization of leased assets	Cost of revenues, Sales and marketing, General and administrative and Research and development	1,108	260
Interest on lease liabilities	Interest expense	175	39
Total lease cost		$4,073	$5,516
Sublease income	General and administrative	$529	$857

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of June 30, 2024 are as follows:

Maturity of Lease Liabilities	Operating	Finance
2025	$5,205	$1,233
2026	4,338	982
2027	3,930	937
2028	1,288	—
2029	887	—
Thereafter	5,415	—
Total minimum lease payments	21,063	3,152
Less: Amount representing interest	(3,573)	(214)
Present value of minimum lease payments	$17,490	$2,938

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	June 30, 2024	June 30, 2023
Weighted average remaining lease term:
Operating leases	6.2 years	6.6 years
Finance leases	2.8 years	2.1 years
Weighted average discount rate:
Operating leases	3.5%	4.1%
Finance leases	5.0%	5.0%
The table below summarizes the impact to cash flows related to leases:

	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6,205	10,261
Operating cash flows used for finance leases	175	39
Financing cash flows used for finance leases	1,084	284
Leased assets obtained in exchange for new finance lease liabilities	3,393	—
Leased assets obtained in exchange for new operating lease liabilities	—	6,359
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of June 30, 2024 and June 30, 2023, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and June 30, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	90,983	—	90,983
Corporate bonds	—	205,926	—	205,926
Other securities	—	19,605	—	19,605
	$792,622	$316,514	$—	$1,109,136

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$783,813	$—	$—	$783,813
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,397	—	71,397
Corporate bonds	—	169,612	—	169,612
Commercial paper	—	2,974	—	2,974
Other securities	—	21,360	—	21,360
	$783,813	$265,343	$—	$1,049,156
Cash and cash equivalents included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.
12. REDEEMABLE NONCONTROLLING INTERESTS:
In connection with the Apax Acquisition, a subsidiary of the Company issued 200,000 shares of Series A Redeemable Preferred Stock (“Redeemable Preferred Stock”) to certain institutional investors, including the Apax Funds, a related party, and received proceeds of approximately $194,745, net of $5,255 in issuance costs. Dividends associated with the Redeemable Preferred Stock began accruing daily at the issuance date and were payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. From the issuance date to the second anniversary of the issuance date, the Company had the option to pay the accrued dividends in cash on the applicable dividend payment date or to have such dividends accrue and be added to the then prevailing liquidation preference. Additionally, from the day after the second anniversary of the issuance date through the third anniversary of the issuance date, the Company was required to pay at least 50% of the accrued dividends for the applicable dividend payment period in cash. Further, from the day after the third anniversary of the issuance date, the Company was required to pay 100% of the accrued dividends for the applicable dividend payment period in cash. There was a noncompliance penalty if the Company did not meet certain requirements resulting in the prevailing dividend rate automatically increasing by 2% per year and increasing by 1% each six months thereafter until all of the issued and outstanding shares of Redeemable Preferred Stock was redeemed or the event of noncompliance ceases.
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

The Company fully redeemed the Series A Redeemable Preferred Stock using a portion of the cash received in its IPO. The redemption price per share was equal to 101% of the liquidation preference, plus the amount of all accrued dividends for the then current and all prior dividend payment periods, or $260,044. As of June 30, 2024 and 2023, there were no longer any holders of the Company’s Series A Redeemable Preferred Stock and all of the Company’s subsidiaries are wholly-owned.

Measurement
Accretion of Redeemable Noncontrolling Interests for the fiscal years ended June 30, 2024, 2023, and 2022 includes $—, $—, and $11,621 of adjustments, respectively, relating to the redemption accretion value adjustments for each reportable period. The Company elected to pay the distributions for the dividend payment date for the three months ended September 30, 2020 in-kind to preferred stock, while 50% of the required distributions for the remaining fiscal year 2021 dividend payment dates were paid in cash with the remaining 50% in-kind to preferred stockholders. These in-kind distributions increase the liquidation preference on each preferred share.
13. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2024 and June 30, 2023, there were 178,210,263 and 176,535,236 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

On March 6, 2024, a secondary offering took place in which certain selling stockholders, including the Apax Funds, sold 8,000,000 shares of the Company’s common stock at a public offering price of $20.05 per share. The Company did not receive any proceeds from this sale.

On December 6, 2023, a secondary offering took place in which certain selling stockholders, including the Apax Funds, sold 5,000,000 shares of the Company’s common stock at a public offering price of $20.65 per share. The Company did not receive any proceeds from this sale.

On December 6, 2022, a secondary offering took place in which certain selling stockholders, including the Apax Funds, sold 6,000,000 shares of the Company’s common stock at a public offering price of $28.60 per share. The Company did not receive any proceeds from this sale.

On September 9, 2022, a secondary offering took place in which certain selling stockholders, including the Apax Funds, sold 5,000,000 shares of the Company’s common stock at a public offering price of $27.35 per share. The Company did not receive any proceeds from this sale.

On October 19, 2021, a secondary offering took place in which certain selling stockholders, including the Apax Funds, sold 12,000,000 shares of the Company’s common stock at a public offering price of $32.00 per share. In addition, the selling stockholders granted the underwriters a 30-day option to purchase up to an additional 1,800,000 shares of the Company’s common stock at the same per share prices, which was exercised in full on October 26, 2021. The Company did not receive any proceeds from this sale.
14. EQUITY COMPENSATION PLANS:
All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on fair value measured as of the date of grant. These costs are recognized as an expense in the consolidated statements of operations over the requisite service period and increase additional paid-in capital.

The Company recognized stock-based compensation costs and costs relating to liability awards for the fiscal years ended June 30, 2024, 2023, and 2022 of $65,443, $78,225, and $71,376 respectively. Related income tax benefits recognized were $7,728, $8,708 and $4,352 for the fiscal years ended June 30, 2024, 2023, and 2022.
The 2019 Plans

Subsequent to the Apax Acquisition, the Company established three stock-based compensation plans (the “2019 Plans”) which provided for grants of incentive units to persons who are associates, officers or directors of the Company or any of its subsidiaries. The 2019 Plans included two cash Long Term Incentive Plans (“LTIPs”) and the Pride Aggregator, L.P. MEP.

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

In connection with the Company’s IPO, the LTIP Units converted to 1,761,578 RSUs, of which 20% of the aggregate dollar value vested upon conversion and was recognized as compensation expense. The remaining aggregate dollar value was recognized as compensation expense over the requisite two-year service period relating to the LTIP Units.

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

Time-Based Incentive Units
Expected volatility range of stock	60.0%–65.0%
Expected life of option, range in years	0.67–0.75
Risk-free interest range rate	0.09%–0.12%
Expected dividend yield on stock	0%

The following table presents the MEP incentive unit activity:

	Time-Based Incentive Units			Modified MEP Incentive Units
In thousands, except unit and per unit data	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value	Number of Units	Weighted Average Floor Price	Weighted Average Fair Value
Outstanding at June 30, 2023	36,937	$561	$443	34,264	$593	$1,419
Granted	—	—	—	—	—	—
Forfeited	(218)	1,674	296	(26)	359	1,652
Outstanding at June 30, 2024	36,719	$554	$444	34,238	$593	$1,418
As of June 30, 2024, there was $76 of unrecognized compensation expense for the unvested time-based incentive units that will be recognized over a weighted average period of 0.3 years. At June 30, 2024, 2023, and 2022, the number of vested time-based incentive units were 36,350, 32,571, and 25,310, respectively. The weighted average grant date fair value of time-based incentive units that vested during the fiscal years ended June 30, 2024, 2023, and 2022, was $296, $386, and $417, respectively.

As of June 30, 2024, the unrecognized compensation expense related to the unvested Modified MEP Incentive Units was $—. At June 30, 2024, 2023, and 2022, the number of vested Modified MEP Incentive Units were 34,238, 25,998, and 9,009, respectively. The weighted average grant date fair value of the Modified MEP Incentive Units vested during the fiscal years ended June 30, 2024, 2023, and 2022 was $1,412, $1,410, and $1,428, respectively.

2021 Omnibus Incentive Plan
On July 20, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2021 Plan, employees, consultants and directors of the Company and its affiliates performing services for the Company, including the Company’s executive officers, are eligible to receive awards. The 2021 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of the Company’s stockholders.
Stock Options

In connection with the Company’s IPO, the Company granted awards under the 2021 Plan to certain executives consisting of an aggregate of 1,135,144 options to purchase shares of its common stock. Additionally, options are generally granted in October in connection with the Company’s annual grant program. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date. The following table summarizes option activity for the fiscal year ended June 30, 2024:

In thousands, except unit and per unit data	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	2,036,496	$26.12	$11.68	8.63	$719
Granted	713,191	22.71	10.78	9.27	—
Exercised	—	—	—	—	—
Forfeited and cancelled	(74,038)	25.14	11.31	—	—
Outstanding at June 30, 2024	2,675,649	$25.24	$11.45	8.05	$—
Exercisable as of June 30, 2024	1,535,437	$25.27	$11.03	7.45	$—

The total intrinsic value of options exercised as of June 30, 2024, 2023, and 2022 was $—, $136, and $—, respectively. Total unrecognized compensation cost related to the unvested stock options is $11,400, which is expected to be recognized over a weighted average period of 1.7 years.

The weighted average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

	June 30, 2024	June 30, 2023
Number of options granted	713,191	938,717
Weighted average exercise price per option	$19.44 - $22.83	$29.56
Expected volatility range of stock	42.5%	45.0%
Expected life of option (in years)	5.85	5.85
Risk-free interest rate	3.86% - 4.60%	4.02%
Expected dividend yield on stock	0%	0%
Fair value per option	$9.10 - $10.85	$14.27

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

In thousands, except unit and per unit data	Number of Units	Weighted Average Grant Price
Outstanding, unvested at June 30, 2023	2,659,120	$29.05
Granted	2,956,961	22.67
Vested	(1,396,342)	29.20
Forfeited	(435,979)	25.41
Outstanding, unvested grants at June 30, 2024	3,783,760	$24.43

As of June 30, 2024, total unrecognized compensation expense related to the RSUs is $66,043, which is expected to be recognized over a weighted average period of 1.9 years. The weighted-average grant date fair value of restricted stock units granted during the fiscal years ended June 30, 2024, 2023 and 2022 was $22.67, $29.01 and $29.97, respectively. The total grant date fair value of RSUs vested during the fiscal years ended June 30, 2024, 2023 and 2022 was $40,771, $37,700 and $18,971, respectively.

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
Diluted net loss per share is computed by dividing net loss attributable to Paycor HCM, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the fiscal years ended June 30, 2024, 2023, and 2022 included RSUs, stock options, Series A Preferred Stock and ESPP purchase rights. Due to the net loss for the fiscal years ended June 30, 2024, 2023, and 2022, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company also excluded stock-based compensation awards representing membership interest units in Pride Aggregator, L.P. for the fiscal years ended June 30, 2024, 2023, and 2022.
  Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Fiscal Year Ended June 30,
(in thousands, except per share data)	2024	2023	2022
Net loss	$(58,942)	$(93,215)	$(119,638)
Weighted average common shares outstanding:
Basic and diluted	177,667,036	176,039,651	172,636,523
Basic and diluted net loss per share	$(0.33)	$(0.53)	$(0.69)
16. PROFIT SHARING PLAN:
The Company has a 401(k)-profit sharing plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum age and service requirements. The Company makes matching contributions to the 401(k) plan on behalf of participating employees up to 65% of the first 6% of eligible wages. For the fiscal years ended June 30, 2024, 2023, and 2022, the Company expensed contributions to the plan of approximately $8,232, $7,232, and $6,073, respectively.

17. INCOME TAXES:
The Company’s benefit for income tax includes U.S. federal, state, and foreign income taxes. The domestic and foreign components of the Company’s loss before income taxes are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
U.S.	$(57,340)	$(111,885)	$(140,021)
Foreign	(2,375)	7,222	1,430
Loss before income taxes	$(59,715)	$(104,663)	$(138,591)

The components of the Company’s income tax benefit for the following periods are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Federal:
Current provision	$545	$—	$1
Deferred benefit	(3,570)	(14,642)	(29,547)
Federal tax benefit	(3,025)	(14,642)	(29,546)
State:
Current provision	567	246	51
Deferred provision (benefit)	1,769	988	(1,344)
State tax provision (benefit)	2,336	1,234	(1,293)
Foreign:
Current provision (benefit)	704	(25)	314
Deferred (benefit) provision	(788)	1,985	(49)
Foreign tax (benefit) provision	(84)	1,960	265
Total tax benefit	$(773)	$(11,448)	$(30,574)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2024	June 30, 2023
Deferred tax assets:
Stock-based compensation	$7,163	$6,400
Accrued expenses	1,824	2,565
Net operating loss carryforwards	38,630	63,466
Deferred revenue	4,802	4,434
Unrealized gain	398	1,033
Section 174 and internally developed software	12,216	—
Lease liability	4,245	5,105
Tax credits	13,794	12,742
Other items	1,208	1,699
Total deferred tax assets	84,280	97,444
Valuation allowance	(7,456)	(3,750)
Net deferred tax assets	76,824	93,694
Deferred tax liabilities:
Software development costs	—	(9,970)
Deferred contract costs	(63,645)	(53,982)
Property and equipment	(3,981)	(4,034)
Operating lease right-of-use assets	(3,523)	(4,179)
Other intangibles	(20,429)	(38,890)
Total deferred liabilities	(91,578)	(111,055)
Net deferred tax liabilities	$(14,754)	$(17,361)

For the year ended June 30, 2024, the Company aggregated internally developed software tax assets and liabilities of $28,696 and $16,480, respectively related to Section 174 of the Internal Revenue Code for a net total of $12,216 in deferred tax assets.

The Company is in a cumulative three-year loss position. The realization of deferred tax assets is dependent upon the generation of future taxable income. After giving appropriate consideration to the sources of taxable income through the scheduled reversal of deferred tax liabilities, the Company concluded that valuation allowances were required on a portion of its net operating losses (“NOLs”) and Section 174. The valuation allowance on NOLs of $3,423, relates primarily to acquired NOLs whose future utilization is limited by Internal Revenue Code Section 382, as well as a small portion of state and local NOLs. The valuation allowance related to Section 174 is $4,033.
The Company has U.S. federal NOL carryforwards as of June 30, 2024 and 2023 of approximately $160,280 and $266,165, respectively. The Company has state NOL carryforwards as of June 30, 2024 and 2023 of approximately $100,748 and $148,212, respectively. The Company has foreign NOL carryforwards as of June 30, 2024 and 2023 of approximately $5,489 and $2,962, respectively. As of June 30, 2024, the U.S. federal NOLs not subject to expiration total $155,098 and $5,182 will expire by 2034. The state NOL carryforwards generally expire from 2024 to 2044, except for some states for which NOLs do not expire. The foreign NOL carryforwards are not subject to expiration. The Company also has gross U.S. federal research and development tax credit carryforwards as of June 30, 2024 and 2023 of approximately $14,433 and $12,251, respectively, which begin expiring in 2033. The Company has gross state research and development tax credit carryforwards as of June 30, 2024 and 2023 of approximately $956 and $1,118, respectively, which begin expiring in 2033.

On June 30, 2024, the Company’s liabilities for unrecognized tax benefits, which would impact the Company’s effective tax rate if recognized, are presented below. The Company will include applicable penalties and interest when the benefit is recognized. The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income tax benefit on the consolidated statements of operations and comprehensive loss. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the consolidated balance sheets. The amount of interest and penalties recognized for the year ended June 30, 2024 and 2023 was immaterial to the Company’s consolidated statements of operations and comprehensive loss.

	June 30, 2024	June 30, 2023
Unrecognized tax benefits at the beginning of the year	$469	$381
Subtractions for tax positions of prior periods	(21)	—
Additions for tax positions taken during the current period	995	88
Unrecognized tax benefits at the end of the year	$1,443	$469

The Company files income tax returns with the U.S. federal government, various state jurisdictions and other foreign international jurisdictions. Certain tax years remain open for federal, state and foreign reporting jurisdictions in which the Company does business due to net operating loss carryforwards and tax credits utilized from such years or utilized in a period remaining open for audit under normal statute of limitations relating to income tax liabilities. The Company, including its domestic subsidiaries, files a consolidated federal income tax return. For years before fiscal year ended June 30, 2020, the Company is no longer subject to U.S. federal examination. The Internal Revenue Service has the ability to review years prior to fiscal year 2020 to the extent the Company utilized tax attributes carried forward from those prior years. The statute of limitations on state filings is generally three to four years. Various foreign income tax returns are also under examination by the applicable taxing authorities.

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the following periods is presented below:

	Fiscal Year Ended June 30,
	2024	2023	2022
Consolidated Worldwide Pretax Book Income	21.0%	21.0%	21.0%
Research tax credits	3.4%	2.7%	3.6%
State income taxes, net of federal tax	(3.0%)	(0.9%)	1.7%
Foreign rate differential	0.7%	(2.0%)	—%
Stock-based compensation	(12.7%)	(8.7%)	(4.6%)
Transaction costs	—%	(0.2%)	2.2%
Other	(1.5%)	(0.7%)	(1.4%)
Valuation allowance	(6.6%)	(0.3%)	(0.4%)
Effective income tax rate	1.3%	10.9%	22.1%
18. COMMITMENTS AND CONTINGENCIES:
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

The Company has contractual obligations to purchase certain goods or services and legally binding contractual arrangements with future payment obligations. These obligations primarily include the Naming Rights Agreement, sponsorship agreements, software licensing, and support services. The Company’s purchase obligations are expected to be approximately $40,373 in 2025, $42,650 in total for 2026 and 2027, $24,190 in total for 2028 and 2029, and $80,731 in total for years thereafter.

19. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY):
Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Balance Sheets
(in thousands)

	June 30, 2024	June 30, 2023
Assets
Cash and cash equivalents	$5,425	$5,155
Investment in subsidiary	1,281,501	1,268,529
Total assets	$1,286,926	$1,273,684
Liabilities and Stockholders’ Equity
Total liabilities	$—	$—
Total stockholders’ equity	1,286,926	1,273,684
Total liabilities and stockholders’ equity	$1,286,926	$1,273,684

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

	Fiscal Year Ended June 30,
	2024	2023	2022
Other income	$270	$155	$—
Equity in net loss of subsidiary	$(59,212)	$(93,370)	$(119,638)
Net loss attributable to Paycor HCM, Inc.	$(58,942)	$(93,215)	$(119,638)
Other comprehensive income (loss), net of tax:
Subsidiaries’ other comprehensive income (loss)	$1,709	$(1,337)	$(2,980)
Total other comprehensive income (loss)	1,709	(1,337)	(2,980)
Comprehensive loss attributable to Paycor HCM, Inc.	$(57,233)	$(94,552)	$(122,618)

Paycor HCM, Inc. and Subsidiaries
Parent Company Only
Condensed Statements of Cash Flows
(in thousands)

	Fiscal Year Ended June 30,
	June 30, 2024	June 30, 2023	June 30, 2022
Operating Activities:
Net loss attributable to Paycor HCM, Inc.	$(58,942)	$(93,215)	$(119,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of subsidiaries	59,212	93,370	119,638
Net cash provided by operating activities	270	155	—
Investing Activities:
Net cash provided by investing activities	—	—	—
Financing Activities:
Proceeds from the issuance of common stock sold in IPO, net of offering costs and underwriting discount	—	—	454,915
Contributions to subsidiaries	(5,031)	(6,081)	(453,102)
Withholding taxes paid related to net share settlements	(2,830)	(2,549)	—
Proceeds from exercise of stock options	—	345	—
Proceeds from employee stock purchase plan	7,861	8,285	3,187
Net cash provided by financing activities	—	—	5,000
Net increase in cash and cash equivalents	270	155	5,000
Cash and cash equivalents-beginning of period	5,155	5,000	—
Cash and cash equivalents-end of period	$5,425	$5,155	$5,000

 Description of Business
Paycor HCM, which is controlled by Pride Aggregator L.P., is the indirect principal stockholder of Paycor. Pride Aggregator L.P. is controlled by the Apax Funds.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). The Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment under the criteria established in Internal Control — Integrated Framework (2013 Framework), issued by the COSO, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Paycor HCM, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Paycor HCM, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Paycor HCM, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and our report dated August 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Cincinnati, Ohio
August 22, 2024

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended June 30, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees and other covered persons, and is designed to promote compliance with insider trading laws, rules and regulations and the NASDAQ listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by Part III, Item 10, will be included in our definitive Proxy Statement on Schedule 14A prepared in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2024 regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants, and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
Omnibus Incentive Plan (“2021 Plan”)	6,459,409	$25.24	21,479,743	(3)
Employee Stock Purchase Plan (“ESPP”)	—	—	5,710,161	(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	6,459,409	$25.24	27,189,904

(1) Includes shares of our common stock (“shares”) subject to the following outstanding equity awards:

•2,675,649 stock options; and
•3,783,760 restricted stock units

(2) The weighted average exercise price set forth in this column is calculated without regard to restricted stock units, which do not have an exercise price.

(3) This number consists of shares available for issuance as of June 30, 2024 under the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan automatically increases on July 1 of each year in an amount equal to 5% of the total number of shares outstanding on June 30 of the preceding year or a lesser amount as may be determined by our Board of Directors.

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

(a)(3) Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Paycor HCM, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

3.2
Amended and Restated Bylaws of Paycor HCM, Inc., effective July 23, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

4.1
Registration Rights Agreement, dated as of December 29, 2020, by and among the Company, the Sponsor Investors and the Preferred Holders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on April 26, 2021)

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 2, 2021)

10.1
Credit Agreement, dated as of June 11, 2021, by and between Pride Guarantor, Inc., Paycor, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent and collateral agent, as amended from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on July 12, 2021)

10.2
Director Nomination Agreement, dated as of July 23, 2021, by and among Paycor HCM, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2021)

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
10.9+
Paycor HCM, Inc. Executive Severance Plan (as amended) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024)

10.10+
Paycor HCM, Inc. Executive Change in Control Severance Plan (as amended) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2024)

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

19.1	Paycor HCM, Inc. Insider Trading Policy
21.1	List of Subsidiaries of Paycor HCM, Inc.
23.1	Consent of Ernst & Young, LLP
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Paycor HCM, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Paycor HCM, Inc.

Date:	August 22, 2024	By:	/s/ RAUL VILLAR JR.
		Name:	Raul Villar Jr.
		Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAUL VILLAR JR.	Chief Executive Officer and Director (Principal Executive Officer)	August 22, 2024
Raul Villar Jr.

/s/ ADAM ANTE	Chief Financial Officer (Principal Financial Officer)	August 22, 2024
Adam Ante

/s/ SARAH HAINES	Chief Accounting Officer (Principal Accounting Officer)	August 22, 2024
Sarah Haines

/s/ WHITNEY BOUCK	Director	August 22, 2024
Whitney Bouck

/s/ KATHLEEN BURKE	Director	August 22, 2024
Kathleen Burke

/s/ STEVE COLLINS	Director	August 22, 2024
Steve Collins

/s/ JONATHAN CORR	Director	August 22, 2024
Jonathan Corr

/s/ SCOTT MILLER	Director	August 22, 2024
Scott Miller

/s/ JEREMY RISHEL	Director	August 22, 2024
Jeremy Rishel

/s/ JASON WRIGHT	Director	August 22, 2024
Jason Wright