Form 10-Q
period 2024-09-30
PAYCOR HCM, INC.
filed 2024-11-07
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
————————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the number of shares of the registrant’s common stock outstanding was 179,658,817.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•Risks specifically associated with our development and use of artificial intelligence in our solutions.
•Our ability to attract and retain qualified personnel, including software developers and skilled IT, sales, marketing, and operation personnel.
•The proper operation of our software.
•Our relationships with third parties that provide financial and other functionality and other functionality integrated into our human capital management platform.
•Damage, failure, or disruption of our Software-as-a-Service delivery model, data centers, or our third-party providers’ services.
•Our ability to protect our intellectual and proprietary rights.
•The use of open source software in our applications.
•The growth of the market for cloud-based human capital management and payroll software among mid-market businesses.
•The competitiveness of our market generally.
•The extent to which negative macroeconomic conditions persist or worsen in the markets in which we or our customers operate.
•The impact of an economic downturn or recession in the United States or global economy.

•Our customers’ dependence on our solutions to comply with applicable laws.
•Our ability to comply with anti-corruption, anti-bribery and similar laws.
•Changes in laws, regulations, or requirements applicable to our software and services.
•The impact of privacy, data protection, tax and other laws and regulations.
•Our ability to maintain effective internal controls over financial reporting.
•The other risk factors set forth under Item 1A of Part I of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 22, 2024.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,618	$117,958
Accounts receivable, net allowance for credit losses	47,957	48,164
Deferred contract costs	73,128	70,377
Prepaid expenses	14,693	12,749
Other current assets	8,673	3,458
Current assets before funds held for clients	242,069	252,706
Funds held for clients	967,189	1,109,136
Total current assets	1,209,258	1,361,842
Property and equipment, net	34,871	35,220
Operating lease right-of-use assets	14,021	14,417
Goodwill	766,832	766,653
Intangible assets, net	147,925	171,493
Capitalized software, net	70,173	67,376
Long-term deferred contract costs	194,941	189,826
Other long-term assets	2,853	2,566
Total assets	$2,440,874	$2,609,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,419	$27,309
Accrued expenses and other current liabilities	29,535	26,450
Accrued payroll and payroll related expenses	22,006	44,923
Deferred revenue	13,124	13,600
Current liabilities before client fund obligations	85,084	112,282
Client fund obligations	963,998	1,111,373
Total current liabilities	1,049,082	1,223,655
Deferred income taxes	11,197	16,019
Long-term operating leases	12,653	13,447
Other long-term liabilities	68,309	69,346
Total liabilities	1,141,241	1,322,467
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 178,821,615 shares outstanding at September 30, 2024 and 178,210,263 shares outstanding at June 30, 2024	179	178
Treasury stock, at cost, 10,620,260 shares at September 30, 2024 and June 30, 2024	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at September 30, 2024 and June 30, 2024	—	—
Additional paid-in capital	2,097,454	2,081,668
Accumulated deficit	(555,721)	(548,437)
Accumulated other comprehensive income (loss)	2,795	(1,409)
Total stockholders' equity	1,299,633	1,286,926
Total liabilities and stockholders' equity	$2,440,874	$2,609,393

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended September 30,
	2024	2023
Revenues:
Recurring and other revenue	$153,999	$132,708
Interest income on funds held for clients	13,477	10,880
Total revenues	167,476	143,588
Cost of revenues	59,217	51,378
Gross profit	108,259	92,210
Operating expenses:
Sales and marketing	56,789	52,778
General and administrative	48,296	48,749
Research and development	17,428	14,055
Total operating expenses	122,513	115,582
Loss from operations	(14,254)	(23,372)
Other (expense) income:
Interest expense	(1,138)	(1,244)
Other	1,670	931
Loss before benefit for income taxes	(13,722)	(23,685)
Income tax benefit	(6,438)	(3,089)
Net loss	$(7,284)	$(20,596)
Basic and diluted net loss per share	$(0.04)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	178,729,710	176,953,395
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Net loss	$(7,284)	$(20,596)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on foreign currency translation	110	(168)
Unrealized gain (loss) on available-for-sale securities, net of tax	4,094	(174)
Other comprehensive income (loss), net of tax	4,204	(342)
Comprehensive loss	$(3,080)	$(20,938)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2023	—	$—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684
Net loss	—	—	—	—	—	—	(20,596)	—	(20,596)
Stock-based compensation expense	—	—	—	—	—	12,915	—	—	12,915
Net settlement for taxes	—	—	—	—	—	(418)	—	—	(418)
Issuance of common stock under employee stock plans	—	—	568,781	—	—	4,172	—	—	4,172
Other comprehensive loss	—	—	—	—	—	—	—	(342)	(342)
Balance, September 30, 2023	—	$—	177,104,017	$177	$(245,074)	$2,027,863	$(510,091)	$(3,460)	$1,269,415

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2024	—	$—	178,210,263	$178	$(245,074)	$2,081,668	$(548,437)	$(1,409)	$1,286,926
Net loss	—	—	—	—	—	—	(7,284)	—	(7,284)
Stock-based compensation expense	—	—	—	—	—	12,665	—	—	12,665
Net settlement for taxes	—	—	—	—	—	(323)	—	—	(323)
Issuance of common stock under employee stock plans	—	—	611,352	1	—	3,444	—	—	3,445
Other comprehensive income	—	—	—	—	—	—	—	4,204	4,204
Balance, September 30, 2024	—	$—	178,821,615	$179	$(245,074)	$2,097,454	$(555,721)	$2,795	$1,299,633

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,284)	$(20,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,451	1,511
Amortization of intangible assets and software	34,341	34,183
Amortization of deferred contract costs	18,834	14,366
Stock-based compensation expense	12,665	12,915
Deferred tax benefit	(6,795)	(3,098)
Bad debt expense	730	1,291
Loss on sale of investments	83	61
(Gain) loss on foreign currency exchange	(52)	184
Loss (gain) on lease exit	6	(144)
Naming rights accretion expense	1,006	1,030
Change in fair value of deferred consideration	(112)	—
Other	23	23
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(478)	(5,228)
Prepaid expenses and other assets	(6,641)	(6,393)
Accounts payable	(6,848)	(7,877)
Accrued liabilities and other	(21,914)	(21,314)
Deferred revenue	(626)	43
Deferred contract costs	(26,700)	(27,086)
Net cash used in operating activities	(8,311)	(26,129)
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(83,244)	(22,542)
Proceeds from sale and maturities of client funds available-for-sale securities	78,135	23,652
Purchase of property and equipment	(1,169)	(1,435)
Acquisition of intangible assets	(127)	(12)
Internally developed software costs	(13,441)	(13,254)
Net cash used in investing activities	(19,846)	(13,591)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	(145,984)	(16,270)
Payment of capital expenditure financing	—	(3,689)
Repayments of debt and finance lease obligations	(297)	(266)
Withholding taxes paid related to net share settlements	(323)	(418)
Proceeds from employee stock purchase plan	3,444	4,172
Net cash used in financing activities	(143,160)	(16,471)
Impact of foreign exchange on cash and cash equivalents	(2)	1
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	(171,319)	(56,190)
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	910,580	879,046
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$739,261	$822,856
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$12	$11
Cash paid for interest	$—	$145
Capital lease asset obtained in exchange for capital lease liabilities	$—	$3,393
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$97,618	$54,277
Funds held for clients	641,643	768,579
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$739,261	$822,856

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM” or “the Company”) is a leading provider of human capital management (“HCM”) software located primarily in the United States (“U.S.”). Paycor’s solutions target mid-market businesses with tens to thousands of employees. Solutions provided include payroll, human resources (“HR”) services, talent acquisition, talent management, workforce management, benefits administration, reporting and analytics, and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
Paycor HCM is a holding company with no material operating assets or operations that was formed on August 24, 2018 to effect the acquisition of Paycor, Inc. and its subsidiaries (“Paycor”) by certain investment funds advised by Apax Partners LLP, a leading global private equity advisory firm.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of presentation and consolidation
The accompanying interim unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended June 30, 2024 in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2024. The unaudited condensed consolidated financial statements for interim periods do not include all disclosures required by U.S. GAAP for annual financial statements and are not necessarily indicative of results for any future interim periods and the full fiscal year ending June 30, 2025. Adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited condensed consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All intercompany transactions and balances have been eliminated in consolidation.

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

Accounts receivable, net of allowance for credit losses
Accounts receivable balances are shown on the unaudited condensed consolidated balance sheets net of the allowance for credit losses of $6,797 and $6,358 as of September 30, 2024 and June 30, 2024, respectively. The allowance for credit losses considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for credit losses is adjusted periodically based on management’s consideration of past due accounts as well as current and forecasted economic conditions. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.
Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expense totaled approximately $8,480 and $7,831 for the three months ended September 30, 2024 and 2023, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

The Company establishes the grant date fair value of restricted stock units (“RSUs”) based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan (“ESPP”), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation expense for the three months ended September 30, 2024 and 2023 of $12,665 and $12,915, respectively.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended September 30,
	2024	2023
Recurring fees	$149,555	$129,181
Implementation services and other	4,444	3,527
Recurring and other revenue	$153,999	$132,708
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

The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$19,318	$18,697
Deferral of revenue	4,164	4,888
Revenue recognized	(4,789)	(4,844)
Impact of foreign exchange	8	(29)
Balance, end of period	$18,701	$18,712
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $10,684 in fiscal year 2025, $7,102 in fiscal year 2026, and $915 in fiscal year 2027.

 Deferred contract costs

	As of and for the Three Months Ended September 30, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$108,583	$11,052	$(8,019)	$111,616
Costs to fulfill a contract	151,620	15,648	(10,815)	156,453
Total	$260,203	$26,700	$(18,834)	$268,069

	As of and for the Three Months Ended September 30, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$93,317	$10,653	$(6,221)	$97,749
Costs to fulfill a contract	123,788	16,433	(8,145)	132,076
Total	$217,105	$27,086	$(14,366)	$229,825
The Company capitalizes costs associated with obtaining and fulfilling revenue contracts. Deferred contract costs are recorded within deferred contract costs and long-term deferred contract costs on the unaudited condensed consolidated balance sheets and amortized over the expected period of benefit of six years, which the Company has determined to be the estimated average client life. Amortization of costs to fulfill a contract and costs to obtain a contract are recorded in cost of revenues and sales and marketing expenses in the unaudited condensed consolidated statements of operations, respectively. The Company regularly reviews its deferred contract costs for impairment and did not recognize any such impairment loss during any period presented in this report.
4. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$641,643	$—	$—	$641,643
U.S. Treasury and direct obligations of U.S. government agencies	70,221	1,221	(20)	71,422
Corporate bonds	230,102	2,940	(500)	232,542
Other securities	21,424	244	(86)	21,582
	$963,390	$4,405	$(606)	$967,189

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
U.S. Treasury and direct obligations of U.S. government agencies	91,378	18	(413)	90,983
Corporate bonds	206,981	123	(1,178)	205,926
Other securities	19,783	9	(187)	19,605
	$1,110,764	$150	$(1,778)	$1,109,136
Other securities are primarily comprised of municipal obligations.
Proceeds from sales and maturities of investment securities for the three months ended September 30, 2024 and 2023, were approximately $78,135 and $23,652, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at September 30, 2024.
Expected maturities as of September 30, 2024 for client fund assets are as follows:

Due within fiscal year 2025	$686,358
Due within fiscal year 2026	89,683
Due within fiscal year 2027	112,231
Due within fiscal year 2028	48,595
Due within fiscal year 2029	16,374
Thereafter	13,948
Total	$967,189

5. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	September 30, 2024	June 30, 2024
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	24,700	23,824
Furniture and fixtures	2,253	2,249
Office equipment	2,913	2,902
Leasehold improvements	5,261	5,205
Construction in progress	329	174
	62,891	61,789
Accumulated depreciation and amortization	(28,020)	(26,569)
Property and equipment, net	$34,871	$35,220
Depreciation and amortization of property and equipment was approximately $1,451 and $1,511 for the three months ended September 30, 2024 and 2023, respectively.
6. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	September 30, 2024	June 30, 2024
Capitalized software	$189,961	$176,519
Accumulated amortization	(119,788)	(109,143)
Capitalized software, net	$70,173	$67,376
Amortization expense for capitalized software was approximately $10,645 and $8,473 for the three months ended September 30, 2024 and 2023, respectively.
The following is a schedule of future amortization expense as of September 30, 2024:

2025 (remaining nine months)	$29,350
2026	28,326
2027	12,127
2028	370
$70,173
7. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2024	$766,653
Foreign currency translation	179
Balance at September 30, 2024	$766,832

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

Components of intangible assets were as follows:

	September 30, 2024	June 30, 2024
Cost:
Technology	$153,690	$153,562
Customer relationships	469,583	469,583
Trade name	105,670	105,670
Naming rights	66,698	66,698
Total cost	$795,641	$795,513
Accumulated amortization:
Technology	$(145,745)	$(144,870)
Customer relationships	(451,103)	(431,101)
Trade name	(41,693)	(39,932)
Naming rights	(9,175)	(8,117)
Total accumulated amortization	$(647,716)	$(624,020)
Intangible assets, net	$147,925	$171,493

Amortization expense for intangible assets was approximately $23,696 and $25,710 for the three months ended September 30, 2024 and 2023, respectively.
The following is a schedule of future amortization expense as of September 30, 2024:

2025 (remaining nine months)	$23,550
2026	19,187
2027	12,456
2028	12,244
2029	12,244
Thereafter	68,244
$147,925

8. DEBT AGREEMENTS AND LETTERS OF CREDIT:
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
The Company had no outstanding borrowings under the Revolving Credit Facility as of September 30, 2024 and June 30, 2024. Additionally, the Company had no outstanding letters of credit as of September 30, 2024 and June 30, 2024.
9. FAIR VALUE MEASUREMENTS:
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of September 30, 2024 and June 30, 2024, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$641,643	$—	$—	$641,643
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	71,422	—	71,422
Corporate bonds	—	232,542	—	232,542
Other securities	—	21,582	—	21,582
	$641,643	$325,546	$—	$967,189

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	90,983	—	90,983
Corporate bonds	—	205,926	—	205,926
Other securities	—	19,605	—	19,605
	$792,622	$316,514	$—	$1,109,136
Cash and cash equivalents included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset.
10. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2024 and June 30, 2024, there were 178,821,615 and 178,210,263 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
11. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period.
Diluted net income (loss) per share is computed by dividing net income (loss) adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three months ended September 30, 2024 and 2023 included RSUs, stock options and ESPP purchase rights. Due to the net loss for both the three months ended September 30, 2024 and 2023, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company excluded the impact of stock-based compensation awards held by certain employees consisting of membership interest units in Pride Aggregator for both the three months ended September 30, 2024 and 2023.
  Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
(in thousands, except per share data)	2024	2023
Net loss	$(7,284)	$(20,596)
Weighted average common shares outstanding:
Basic and diluted	178,729,710	176,953,395
Basic and diluted net loss per share	$(0.04)	$(0.12)

12. COMMITMENTS AND CONTINGENCIES:
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
13. SUBSEQUENT EVENT:

On October 1, 2024, the Company granted performance-based restricted stock units (“PSUs”) to certain executive officers and other employees. The PSUs are subject to both time-based and performance-based vesting and are eligible to performance-vest based on the achievement of specific revenue and net retention performance goals, each as measured over a one-year performance period commencing on the grant date. One-third of the PSUs that performance-vest at the end of such one-year performance period will be deemed fully vested, subject to continued employment through such date, and the remaining performance-vested PSUs will be subject to continued time-vesting, with such performance-vested PSUs time-vesting quarterly over the two-year period following the performance period, subject to continued employment through each such time-vesting date. The total number of shares underlying the PSUs granted on October 1, 2024 was 806,455, with a target grant date fair value of $11,444 which was based on the Company’s stock price as of September 30, 2024. The Company will recognize compensation expense related to the PSUs granted over the three-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our unaudited condensed consolidated operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report as well as management’s discussion and analysis and audited consolidated financial statements included in our most recent Annual Report on Form 10-K. This discussion and analysis reflects our historical results of operations and financial position. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements because of various factors, including those discussed elsewhere in this report, particularly under the caption entitled “Note Regarding Forward-Looking Statements” in this report, and Item 1A. “Risk Factors” in Part I of our Annual Report on Form 10-K
filed with the Securities and Exchange Commission (“SEC”) on August 22, 2024 (“2024 Form 10-K”) and in our other reports filed from time to time with the SEC.

Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” and “our” and similar references refer to the Company and its consolidated subsidiaries.

Overview
We are a leading provider of human capital management (“HCM”) software. Our solutions target mid-market businesses with tens to thousands of employees. Our unified, cloud-based platform is designed to empower leaders to drive business results by connecting them to people, data, and expertise. Our Software-as-a-Service (“SaaS”) HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching, and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of September 30, 2024, approximately 31,000 customers across all 50 states trusted us to empower their leaders to drive business results.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions of our cloud-based HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers and expand our HCM suite and as our customers add more employees and purchase additional product modules. Our subscription-based business model is highly recurring in nature and provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our five HCM software bundles and nonrefundable implementation fees, which represented approximately 92% of total revenues for the three months ended September 30, 2024. In addition, we earn interest income on funds held for clients.

Our go-to-market strategy consists of a robust organic sales and marketing engine and broad referral network of health insurance and retirement benefits brokers. We primarily market and sell our solutions through direct sales teams, which is organized into field and inside sales teams based on customer size and geography. In addition, during the three months ended September 30, 2024, we launched Paycor Compensation Management, a collaborative solution purpose-built for leaders who want to streamline compensation planning while engaging and retaining employees and a time management solution and Time-Off Management, a suite of innovative features designed to transform time-off management for the modern workforce. We also continue to expand our distribution model through embedded technology and service partnerships. Prospective customers are driven to our website through brand awareness and demand generation.

The table below sets forth selected results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Total Revenues	$167,476	$143,588
Loss from Operations	$(14,254)	$(23,372)
Operating Margin	(8.5)%	(16.3)%
Adjusted Operating Income*	$22,800	$15,920
Adjusted Operating Income Margin*	13.6%	11.1%
Net Loss	$(7,284)	$(20,596)
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

We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of September 30, 2024 and 2023, we had approximately 2,600,000 and 2,500,000 customer employees, respectively, representing a year-over-year increase of 4%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of September 30, 2024 and 2023, we had approximately 31,000 customers for both periods.

In addition, we are focused on maintaining and expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to mid-market businesses and are often influential in the HCM selection process. Brokers remained an integral part of our sales approach and influenced over 60% of field bookings during the three months ended September 30, 2024.

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

For the three months ended September 30, 2024, our net revenue retention has continued to trend favorably compared to the three months ended September 30, 2023, driven by strength in cross sales and pricing initiatives.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal year 2019, we acquired Ximble’s scheduling solution and in fiscal year 2020, we released Paycor Analytics. In fiscal year 2021, we launched our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results and structured goal setting. In fiscal year 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal year 2023, we acquired an intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based micro-learning platform, now part of Paycor Paths, to enhance our industry-leading talent solutions. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. In fiscal year 2024, we introduced a generative AI analytics digital assistant, powered by Visier, that empowers leaders to quickly and easily consume people-focused analytics in a conversational chat interface. We also introduced Pay Benchmarking, which provides market salary insights to enable competitive compensation strategies, and launched Labor Forecasting, which empowers leaders to right-size their labor costs to their operations by leveraging historical data and demand data forecasts to maximize return on investment and service quality. We launched a new Compensation Management solution, enabling frontline leaders to streamline budgeting and pay cycles. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continued to increase. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

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

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is generally a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $18.7 million for both periods ended September 30, 2024 and 2023, respectively, with $4.8 million of revenue recognized for both the three months ended September 30, 2024 and 2023, respectively.

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

We amortized $10.8 million and $8.1 million of capitalized contract fulfillment costs during the three months ended September 30, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $11.5 million and $9.8 million of capitalized internal-use and acquired software costs during the three months ended September 30, 2024 and 2023, respectively.

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

We amortized $8.0 million and $6.2 million of capitalized contract acquisition costs during the three months ended September 30, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

We seek to grow our number of new customers and upsell existing customers, and therefore our sales and marketing expenses are expected to continue to increase in absolute dollars as we grow our sales organization and expand our marketing activities.

General and Administrative

General and administrative expenses consist primarily of employee-related costs for our administrative, finance, accounting, legal, enterprise technology and human resources departments. Additional expenses include consulting and professional fees, occupancy costs, insurance, and other corporate expenses.

We amortized $21.8 million and $23.3 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing, during the three months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Capitalized software	$12,710	$12,558
Research and development expenses	$17,428	$14,055

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$153,999	$132,708
Interest income on funds held for clients	13,477	10,880
Total revenues	167,476	143,588
Cost of revenues	59,217	51,378
Gross profit	108,259	92,210
Operating expenses:
Sales and marketing	56,789	52,778
General and administrative	48,296	48,749
Research and development	17,428	14,055
Total operating expenses	122,513	115,582
Loss from operations	(14,254)	(23,372)
Interest expense	(1,138)	(1,244)
Other income	1,670	931
Loss before benefit for income taxes	(13,722)	(23,685)
Income tax benefit	(6,438)	(3,089)
Net loss	$(7,284)	$(20,596)

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

Revenues

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$153,999	$132,708	$21,291	16%
Interest income on funds held for clients	13,477	10,880	2,597	24%
Total revenues	$167,476	$143,588	$23,888	17%

Total revenues for the three months ended September 30, 2024 and 2023 were $167.5 million and $143.6 million, respectively. For the three months ended September 30, 2024 and 2023, recurring and other revenue accounted for $154.0 million and $132.7 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $13.5 million and $10.9 million, respectively, for the three months ended September 30, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in effective PEPM and in the customer employees, driving $15.2 million and $6.1 million of increased revenue, respectively, as well as a $2.6 million increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees and higher average interest rates across our portfolio of debt-security investments. Average client funds balance for the three months ended September 30, 2024 and 2023 were $1,103.7 million and $1,016.8 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Cost of revenues	$59,217	$51,378	$7,839	15%
Percentage of total revenues	35%	36%
Gross profit	$108,259	$92,210	$16,049	17%
Percentage of total revenues	65%	64%

Total cost of revenues for the three months ended September 30, 2024 and 2023 were $59.2 million and $51.4 million, respectively. Total cost of revenues increased primarily as a result of a $2.7 million increase in amortization of deferred contract costs, a $2.2 million increase in amortization expense relating to capitalized software, a $1.8 million increase in employee-related costs to support new customers, including a $0.1 million decrease in stock-based compensation expense and a $0.5 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Sales and marketing	$56,789	$52,778	$4,011	8%
Percentage of total revenues	34%	37%

Sales and marketing expenses for the three months ended September 30, 2024 and 2023 were $56.8 million and $52.8 million, respectively. The increase in sales and marketing expenses was primarily the result of a $1.8 million increase in amortization expense associated with costs to obtain a contract, a $1.6 million increase in employee-related costs, including a $0.1 million decrease in stock-based compensation expense and a $0.7 million increase in amortization expense associated with advertising expenses.

General and Administrative

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
General and administrative	$48,296	$48,749	$(453)	(1)%
Percentage of total revenues	29%	34%

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $48.3 million and $48.7 million, respectively. The decrease in general and administrative expenses was primarily driven by a $0.4 million decrease in employee-related costs, including a $0.3 million decrease in stock-based compensation expense.

Research and Development

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Research and development	$17,428	$14,055	$3,373	24%
Percentage of total revenues	10%	10%

Research and development expenses for the three months ended September 30, 2024 and 2023 were $17.4 million and $14.1 million, respectively. The increase in research and development expenses was primarily the result of a $2.9 million increase in employee-related costs, including a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Interest expense	$1,138	$1,244	$(106)	(9)%
Percentage of total revenues	<1%	<1%

Interest expense for both of the three months ended September 30, 2024 and 2023 was $1.1 million and $1.2 million, respectively. Interest expense primarily consisted of accretion expense associated with the Naming Rights Agreement.

Other income

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	$ Change	% Change
Other income	$1,670	$931	$739	79%

Other income for the three months ended September 30, 2024 and 2023 was $1.7 million and $0.9 million, respectively. Other income for the three months ended September 30, 2024 primarily consisted of interest income earned on operating cash, partially offset by the change in fair value of the contingent consideration related to the October 2022 acquisition of Talenya Ltd, an Israeli-based provider of an AI-driven solution for talent sourcing and recruitment (the “Talenya Acquisition”). Other income for the three months ended September 30, 2023 primarily consisted of interest income earned on operating cash.

Income tax benefit

Income tax benefit for the three months ended September 30, 2024 and 2023 was $6.4 million and $3.1 million, respectively, reflecting effective tax rates for those periods of 46.9% and 13.0%, respectively. The increase in income tax benefit is primarily related to a lower loss before benefit for income taxes recognized for the current period and a valuation allowance primarily driven by Internal Revenue Code Section 174 amortization of research and development expenses.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define Adjusted Gross Profit as gross profit before amortization of intangible assets, stock-based compensation expense, and other certain corporate expenses in each case that are included in costs of revenues. We define Adjusted Gross Profit Margin as Adjusted Gross Profit divided by total revenues.

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

Adjusted Gross Profit was $110.7 million and $95.2 million, or 66.1% and 66.3% of total revenues, for the three months ended September 30, 2024 and 2023, respectively. Adjusted Gross Profit increased for the three months ended September 30, 2024, primarily driven by the increase in total revenues from employee customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Gross Profit*	$108,259	$92,210
Gross Profit Margin	64.6%	64.2%
Amortization of intangible assets	875	1,375
Stock-based compensation expense	1,502	1,595
Corporate adjustments	21	—
Adjusted Gross Profit*	$110,657	$95,180
Adjusted Gross Profit Margin	66.1%	66.3%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $0.6 million for both the three months ended September 30, 2024 and 2023. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $10.6 million and $8.5 million for the three months ended September 30, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of deferred contract costs of $10.8 million and $8.1 million for the three months ended September 30, 2024 and 2023, respectively.

Adjusted Operating Income

We define Adjusted Operating Income as income (loss) from operations before amortization of acquired intangible assets and Naming Rights, stock-based compensation expense, exit costs due to exiting leases of certain facilities and certain other corporate expenses, such as costs related to secondary offerings by our controlling stockholder, professional, consulting and other costs associated with strategic initiatives and transaction expenses. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by total revenues.

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

Adjusted Operating Income was $22.8 million and $15.9 million for the three months ended September 30, 2024 and 2023, respectively. Adjusted Operating Income increased for the three months ended September 30, 2024, primarily driven by the increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Loss from Operations	$(14,254)	$(23,372)
Operating Margin	(8.5)%	(16.3)%
Amortization of intangible assets	23,696	25,710
Stock-based compensation expense	12,665	12,915
Loss (gain) on lease exit*	6	(144)
Corporate adjustments**	687	811
Adjusted Operating Income	$22,800	$15,920
Adjusted Operating Income Margin	13.6%	11.1%

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2024 relate to professional, consulting, and other costs associated with strategic initiatives of $0.7 million. Corporate adjustments for the three months ended September 30, 2023 relate to professional, consulting, and other costs associated with strategic initiatives of $0.8 million.

Adjusted Operating Expenses

We define Adjusted Sales and Marketing expenses as sales and marketing expenses before amortization of Naming Rights and allocated stock-based compensation expense. We define Adjusted General and Administrative expenses as general and administrative expenses before amortization of acquired intangible assets, allocated stock-based compensation expense, exit costs due to exiting leases of certain facilities and certain other corporate expenses, such as costs related to secondary offerings by our controlling stockholder, professional, consulting and other costs associated with strategic initiatives and transaction expenses. We define Adjusted Research and Development expenses as research and development expenses before allocated stock-based compensation expense.

We use Adjusted Sales and Marketing expenses, Adjusted General and Administrative expenses and Adjusted Research and Development expenses (collectively, “Adjusted Operating Expenses”) to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that Adjusted Operating Expenses facilitate comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with U.S. GAAP, help provide a broader picture of factors and trends affecting our results of operations.

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

Adjusted Sales and Marketing expenses were $51.5 million and $47.4 million for the three months ended September 30, 2024 and 2023, respectively. Adjusted Sales and Marketing expenses increased for the three months ended September 30, 2024, primarily driven by expanding our sales coverage, an increase in advertising expense, an increase in amortization of costs to obtain contracts and an increase in licensing fees.

Adjusted General and Administrative expenses were $21.1 million and $19.7 million for the three months ended September 30, 2024 and 2023, respectively. Adjusted General and Administrative expenses increased for the three months ended September 30, 2024, primarily driven by additional licensing fees.

Adjusted Research and Development expenses were $15.2 million and $12.1 million for the three months ended September 30, 2024 and 2023, respectively. Adjusted Research and Development expenses increased for the three months ended September 30, 2024, primarily driven by an increase in employee-related costs and an increase in professional services cost associated with strategic initiatives.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Sales and Marketing expenses	$56,789	$52,778
Amortization of intangible assets	(1,059)	(1,059)
Stock-based compensation expense	(4,185)	(4,318)
Adjusted Sales and Marketing expenses	$51,545	$47,401
General and Administrative expenses	$48,296	$48,749
Amortization of intangible assets	(21,762)	(23,276)
Stock-based compensation expense	(4,786)	(5,072)
(Loss) gain on lease exit*	(6)	144
Corporate adjustments**	(666)	(811)
Adjusted General and Administrative expenses	$21,076	$19,734
Research and Development expenses	$17,428	$14,055
Stock-based compensation expense	(2,192)	(1,930)
Adjusted Research and Development expenses	$15,236	$12,125

*    Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three months ended September 30, 2024 relate to professional, consulting, and other costs associated with strategic initiatives of $0.7 million. Corporate adjustments for the three months ended September 30, 2023 relate to professional, consulting, and other costs associated with strategic initiatives of $0.8 million.

Adjusted Net Income Attributable to Paycor HCM, Inc. and Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share

We define Adjusted Net Income Attributable to Paycor HCM, Inc. as income (loss) before expense (benefit) for income tax after adjusting for amortization of acquired intangible assets and Naming Rights, accretion expense associated with the Naming Rights, stock-based compensation expense, change in fair value of contingent consideration, exit costs due to exiting leases of certain facilities and certain other corporate expenses, such as costs related to secondary offerings by our controlling stockholder, professional, consulting, and other costs associated with strategic initiatives and transaction expenses, all of which are tax effected by applying an adjusted effective income tax rate. We define Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share as Adjusted Net Income divided by adjusted shares outstanding. Adjusted shares outstanding includes potentially dilutive securities excluded from the U.S. GAAP dilutive net loss per share calculation.

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

Adjusted Net Income Attributable to Paycor HCM, Inc. was $18.7 million and $12.8 million for the three months ended September 30, 2024 and 2023, respectively. Adjusted Net Income Attributable to Paycor HCM, Inc. increased for the three months ended September 30, 2024, primarily driven by the increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net loss before benefit for income taxes	$(13,722)	$(23,685)
Amortization of intangible assets	23,696	25,710
Naming rights accretion expense	1,006	1,030
Change in fair value of contingent consideration	(112)	—
Stock-based compensation expense	12,665	12,915
Loss (gain) on lease exit*	6	(144)
Corporate adjustments**	687	811
Non-GAAP adjusted income before applicable income taxes	24,226	16,637
Income tax effect on adjustments***	(5,572)	(3,827)
Adjusted Net Income Attributable to Paycor HCM, Inc.	$18,654	$12,810

Adjusted Net Income Attributable to Paycor HCM, Inc. Per Share	$0.10	$0.07
Adjusted shares outstanding****	178,863,875	177,334,568

* Represents exit costs due to exiting leases of certain facilities.

** Corporate adjustments for the three months ended September 30, 2024 relate to professional, consulting, and other costs associated with strategic initiatives of $0.7 million. Corporate adjustments for the three months ended September 30, 2023 relate to professional, consulting, and other costs associated with strategic initiatives of $0.8 million.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective tax rate of 23.0% for both of the three months ended September 30, 2024 and 2023.
**** Adjusted shares outstanding for both the three months ended September 30, 2024 and 2023 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them would have had an anti-dilutive effect. Due to an administrative error, the number of Adjusted shares outstanding as of September 30, 2024 shown in the Form 8-K filed on November 6, 2024 was incorrectly shown as 177,912,794, which was the number of Adjusted shares outstanding as of June 30, 2024. The actual number of Adjusted shares outstanding as of September 30, 2024 is 178,863,875 as shown in the table above.

Liquidity and Capital Resources

General

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $97.6 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of September 30, 2024, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of September 30, 2024, we had deferred revenue of $18.7 million, of which $13.1 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of September 30, 2024, the Company was compliant with all covenants under the Credit Agreement.
 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the three months ended September 30, 2024 and 2023.

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(8,311)	$(26,129)
Net cash used in investing activities	(19,846)	(13,591)
Net cash used in financing activities	(143,160)	(16,471)
Impact of foreign exchange on cash and cash equivalents	(2)	1
Net change in cash and cash equivalents	(171,319)	(56,190)
Cash and cash equivalents at beginning of period	910,580	879,046
Cash and cash equivalents at end of period	$739,261	$822,856

Operating Activities

Net cash used in operating activities was $8.3 million and $26.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in net cash used in operating activities for the three months ended September 30, 2024 is primarily due to improved operating results after adjusting for non-cash items including amortization of deferred contract costs and deferred tax benefit accompanied by net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $19.8 million and $13.6 million, for the three months ended September 30, 2024 and 2023, respectively. The increase in net cash used in investing activities for the three months ended September 30, 2024 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio.

Financing Activities

Net cash used in financing activities was $143.2 million and $16.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase in net cash used in financing activities was primarily due to a decrease in funds held to satisfy client fund obligations.

Contractual Obligations and Commitments

Our principal commitments at September 30, 2024 primarily consist of leases for office space and obligations associated with the Naming Rights. There have been no material changes to our contractual obligations disclosed in the contractual obligations and commitments section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2024 Form 10-K. For additional information regarding our leases, see “Note 10. Leases” in the notes to our audited consolidated financial statements included in the 2024 Form 10-K and for additional information regarding our long-term debt and commitments and contingencies, see “Note 8. Debt Agreements and Letters of Credit” and “Note 12. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three months ended September 30, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents totaling $97.6 million and funds held for clients of $967.2 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any allowance for credit impairment losses on available-for-sale securities. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of September 30, 2024.

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

At September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve were to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin. As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended September 30, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would, individually or taken together, have a material adverse effect on our business, financial condition, or liquidity. For additional information, see “Note 12 Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” of Part I in our Annual Report on Form 10-K filed with the SEC on August 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2024.

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

Paycor HCM, Inc.

Date:	November 7, 2024	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)