Form 10-Q
period 2024-12-31
PAYCOR HCM, INC.
filed 2025-02-06
CIK 1839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2025, the number of shares of the registrant’s common stock outstanding was 181,771,948.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” “outlook,” “potential,” “targets,” “contemplates,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, related to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Additionally, these forward-looking statements are subject to a number of risks, uncertainties and assumptions related to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 7, 2025, by and among the Company, Paychex, Inc., a Delaware corporation (“Paychex”), and Skyline Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Paychex (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Paychex (the “Merger”). Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•The risk that the Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock.

•The occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement.

•Potential litigation relating to the Merger that could be instituted against the parties to the Merger Agreement or their respective directors or officers, including the effects of any outcomes related thereto.

•Certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions.

•Uncertainty as to timing of completion of the Merger.

•Risks that the benefits of the Merger are not realized when and as expected.

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Paycor HCM, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,569	$117,958
Accounts receivable, net allowance for credit losses	58,252	48,164
Deferred contract costs	75,440	70,377
Prepaid expenses	13,284	12,749
Other current assets	9,397	3,458
Current assets before funds held for clients	270,942	252,706
Funds held for clients	1,333,368	1,109,136
Total current assets	1,604,310	1,361,842
Property and equipment, net	34,087	35,220
Operating lease right-of-use assets	14,308	14,417
Goodwill	765,904	766,653
Intangible assets, net	137,327	171,493
Capitalized software, net	72,046	67,376
Long-term deferred contract costs	199,450	189,826
Other long-term assets	2,770	2,566
Total assets	$2,830,202	$2,609,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,327	$27,309
Accrued expenses and other current liabilities	24,851	26,450
Accrued payroll and payroll related expenses	36,190	44,923
Deferred revenue	13,395	13,600
Current liabilities before client fund obligations	95,763	112,282
Client fund obligations	1,333,944	1,111,373
Total current liabilities	1,429,707	1,223,655
Deferred income taxes	10,726	16,019
Long-term operating leases	12,765	13,447
Other long-term liabilities	67,986	69,346
Total liabilities	1,521,184	1,322,467
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock $0.001 par value per share, 500,000,000 shares authorized, 181,251,037 shares outstanding at December 31, 2024 and 178,210,263 shares outstanding at June 30, 2024	181	178
Treasury stock, at cost, 10,620,260 shares at December 31, 2024 and June 30, 2024	(245,074)	(245,074)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, — shares outstanding at December 31, 2024 and June 30, 2024	—	—
Additional paid-in capital	2,111,961	2,081,668
Accumulated deficit	(557,769)	(548,437)
Accumulated other comprehensive loss	(281)	(1,409)
Total stockholders' equity	1,309,018	1,286,926
Total liabilities and stockholders' equity	$2,830,202	$2,609,393

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues:
Recurring and other revenue	$167,388	$147,232	$321,387	$279,940
Interest income on funds held for clients	13,050	12,309	26,527	23,189
Total revenues	180,438	159,541	347,914	303,129
Cost of revenues	62,186	55,125	121,403	106,503
Gross profit	118,252	104,416	226,511	196,626
Operating expenses:
Sales and marketing	60,137	57,753	116,926	110,531
General and administrative	38,554	56,173	86,850	104,922
Research and development	18,369	16,665	35,797	30,720
Total operating expenses	117,060	130,591	239,573	246,173
Income (loss) from operations	1,192	(26,175)	(13,062)	(49,547)
Other (expense) income:
Interest expense	(1,135)	(1,153)	(2,273)	(2,397)
Other	780	(1,745)	2,450	(814)
Income (loss) before benefit for income taxes	837	(29,073)	(12,885)	(52,758)
Income tax expense (benefit)	2,885	(2,824)	(3,553)	(5,913)
Net loss	$(2,048)	$(26,249)	$(9,332)	$(46,845)
Basic and diluted net loss per share	$(0.01)	$(0.15)	$(0.05)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	179,592,666	177,567,397	179,161,188	177,260,396
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net loss	$(2,048)	$(26,249)	$(9,332)	$(46,845)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on foreign currency translation	(434)	183	(324)	15
Unrealized (loss) gain on available-for-sale securities, net of tax	(2,642)	3,273	1,452	3,099
Other comprehensive (loss) income, net of tax	(3,076)	3,456	1,128	3,114
Comprehensive loss	$(5,124)	$(22,793)	$(8,204)	$(43,731)

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Three Months Ended December 31, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2023	—	$—	177,104,017	$177	$(245,074)	$2,027,863	$(510,091)	$(3,460)	$1,269,415
Net loss	—	—	—	—	—	—	(26,249)	—	(26,249)
Stock-based compensation expense	—	—	—	—	—	23,049	—	—	23,049
Net settlement for taxes	—	—	—	—	—	(1,411)	—	—	(1,411)
Issuance of common stock under employee stock plans	—	—	530,279	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	—	3,456	3,456
Balance, December 31, 2023	—	$—	177,634,296	$178	$(245,074)	$2,049,501	$(536,340)	$(4)	$1,268,261

	Three months ended December 31, 2024
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, September 30, 2024	—	$—	178,821,615	$179	$(245,074)	$2,097,454	$(555,721)	$2,795	$1,299,633
Net loss	—	—	—	—	—	—	(2,048)	—	(2,048)
Stock-based compensation expense	—	—	—	—	—	16,141	—	—	16,141
Net settlement for taxes	—	—	—	—	—	(1,634)	—	—	(1,634)
Issuance of common stock under employee stock plans	—	—	2,429,422	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	—	—	—	(3,076)	(3,076)
Balance, December 31, 2024	—	$—	181,251,037	$181	$(245,074)	$2,111,961	$(557,769)	$(281)	$1,309,018

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Six Months Ended December 31, 2023
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2023	—	$—	176,535,236	$177	$(245,074)	$2,011,194	$(489,495)	$(3,118)	$1,273,684
Net loss	—	—	—	—	—	—	(46,845)	—	(46,845)
Stock-based compensation expense	—	—	—	—	—	35,964	—	—	35,964
Net settlement for taxes	—	—	—	—	—	(1,829)	—	—	(1,829)
Issuance of common stock under employee stock plans	—	—	1,099,060	1	—	4,172	—	—	4,173
Other comprehensive income	—	—	—	—	—	—	—	3,114	3,114
Balance, December 31, 2023	—	$—	177,634,296	$178	$(245,074)	$2,049,501	$(536,340)	$(4)	$1,268,261

	Six Months Ended December 31, 2024
	Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Treasury Stock

Balance, June 30, 2024	—	$—	178,210,263	$178	$(245,074)	$2,081,668	$(548,437)	$(1,409)	$1,286,926
Net loss	—	—	—	—	—	—	(9,332)	—	(9,332)
Stock-based compensation expense	—	—	—	—	—	28,806	—	—	28,806
Net settlement for taxes	—	—	—	—	—	(1,957)	—	—	(1,957)
Issuance of common stock under employee stock plans	—	—	3,040,774	3	—	3,444	—	—	3,447
Other comprehensive income	—	—	—	—	—	—	—	1,128	1,128
Balance, December 31, 2024	—	$—	181,251,037	$181	$(245,074)	$2,111,961	$(557,769)	$(281)	$1,309,018

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,332)	$(46,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,848	2,997
Amortization of intangible assets and software	57,533	68,312
Amortization of deferred contract costs	38,638	29,876
Stock-based compensation expense	28,806	35,964
Deferred tax benefit	(6,040)	(5,937)
Bad debt expense	3,301	2,870
Loss on sale of investments	147	142
Loss on foreign currency exchange	442	4
Gain on lease exit	—	(29)
Naming rights accretion expense	2,012	2,061
Change in fair value of deferred consideration	(112)	2,816
Other	44	44
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,689)	(17,003)
Prepaid expenses and other assets	(6,055)	(7,487)
Accounts payable	(5,824)	(3,207)
Accrued liabilities and other	(12,757)	(10,892)
Deferred revenue	112	255
Deferred contract costs	(53,325)	(53,904)
Net cash provided by operating activities	28,749	37
Cash flows from investing activities:
Purchases of client funds available-for-sale securities	(114,162)	(151,939)
Proceeds from sale and maturities of client funds available-for-sale securities	106,052	103,453
Purchase of property and equipment	(1,756)	(2,068)
Acquisition of intangible assets	(1,553)	(4,133)
Acquisition of businesses, net of cash acquired	—	(28)
Internally developed software costs	(26,484)	(25,308)
Net cash used in investing activities	(37,903)	(80,023)
Cash flows from financing activities:
Net change in cash and cash equivalents held to satisfy client funds obligations	221,962	270,540
Payment of contingent consideration	(1,329)	—
Payment of capital expenditure financing	—	(3,689)
Repayments of debt and finance lease obligations	(597)	(536)
Withholding taxes paid related to net share settlements	(1,957)	(1,829)
Proceeds from employee stock purchase plan	3,444	4,172
Net cash provided by financing activities	221,523	268,658
Impact of foreign exchange on cash and cash equivalents	21	11
Net change in cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	212,390	188,683
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, beginning of period	910,580	879,046
Cash, cash equivalents, restricted cash and short-term investments, and funds held for clients, end of period	$1,122,970	$1,067,729
Supplemental disclosure of non-cash investing, financing and other cash flow information:
Capital expenditures in accounts payable	$54	$39
Cash paid for interest	$—	$145
Capital lease asset obtained in exchange for capital lease liabilities	$—	$3,393
Reconciliation of cash, cash equivalents, restricted cash and short-term investments, and funds held for clients to the Consolidated Balance Sheets
Cash and cash equivalents	$114,569	$61,719
Funds held for clients	1,008,401	1,006,010
Total cash, cash equivalents, restricted cash and short-term investments, and funds held for clients	$1,122,970	$1,067,729

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

Paycor HCM, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(all amounts in thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS:
Paycor HCM, Inc. (“Paycor HCM” or the “Company”) is a leading provider of human capital management (“HCM”) software located primarily in the United States (“U.S.”). The Company’s solutions target mid-market businesses with tens to thousands of employees. Solutions provided include payroll, human resources (“HR”) services, talent acquisition, talent management, workforce management, benefits administration, reporting and analytics, and other payroll-related services. Services are generally provided in a Software-as-a-Service (“SaaS”) delivery model utilizing a cloud-based platform.
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
Accounts receivable, net of allowance for credit losses
Accounts receivable balances are shown on the unaudited condensed consolidated balance sheets net of the allowance for credit losses of $7,087 and $6,358 as of December 31, 2024 and June 30, 2024, respectively. The allowance for credit losses considers factors such as historical experience, credit quality, age of the accounts receivable balance and current and forecasted economic conditions that may affect a client’s ability to pay. The Company performs ongoing credit evaluations and generally requires no collateral from clients. Management reviews individual accounts as they become past due to determine collectability. The allowance for credit losses is adjusted periodically based on management’s consideration of past due accounts as well as current and forecasted economic conditions. Individual accounts are charged against the allowance when all reasonable collection efforts have been exhausted.

Sales and marketing
Sales and marketing expenses consist of costs associated with the Company’s direct sales and marketing staff, including employee-related costs, marketing, advertising and promotion expenses, and other related costs. Advertising and promotion costs are expensed as incurred. Advertising and promotion expenses totaled approximately $9,125 and $8,440 for the three months ended December 31, 2024 and 2023, respectively. Advertising and promotion expenses totaled approximately $17,606 and $16,271 for the six months ended December 31, 2024 and 2023, respectively.
Stock-based compensation
The Company recognizes all employee and director stock-based compensation as a cost in the unaudited condensed consolidated financial statements. Equity-classified awards are measured at the grant date fair value of the award and expense is recognized, net of actual forfeitures, on a straight-line basis over the requisite service period for the award.

On October 1, 2024, the Company granted performance-based restricted stock units (“PSUs”) to certain executive officers and other employees. The PSUs are subject to both time-based and performance-based vesting and are eligible to performance vest based on the achievement of specific revenue and net retention performance goals, each as measured over a one-year performance period commencing on the grant date. One-third of the PSUs that performance-vest at the end of such one-year performance period will be deemed fully vested, subject to continued employment through such date, and the remaining performance-vested PSUs will be subject to continued time-vesting, with such performance-vested PSUs time-vesting quarterly over the two year period following the performance period, subject to continued employment through each such time-vesting date. The total number of shares underlying the PSUs granted on October 1, 2024 was 806,455, with a target grant date fair value of $11,444 which was based on the Company’s stock price as of September 30, 2024. The Company will recognize compensation expense related to the PSUs granted over the three-year vesting period.

On December 30, 2024, the Compensation and Benefits Committee approved a conversion of 1,592,220 RSUs, which has been previously granted on October 1, 2024 to certain Company employees, into the same number of shares of restricted stock. The shares of restricted stock issued upon conversion are subject to the same terms and conditions, including as to vesting, as the original RSU awards. As a result, no incremental fair value was recorded in connection with the modification of the original RSU awards.

The Company establishes the grant date fair value of RSUs and PSUs based on the fair value of the Company's underlying common stock. The Company estimates the grant date fair value of stock options, including common stock purchased as a part of the Company's Employee Stock Purchase Plan (the “ESPP”), using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of the Company's award on the grant date, including the expected term of the award, the expected volatility of the Company's stock calculated based on a period of time generally commensurate with the expected term of the award, the expected risk-free rate of return, and expected dividend yields of the Company's stock. The Company recognized stock-based compensation expense for the three months ended December 31, 2024 and 2023 of $16,141 and $23,049, respectively. The Company recognized stock-based compensation expense for the six months ended December 31, 2024 and 2023 of $28,806 and $35,964, respectively.
3. REVENUE:
The following table disaggregates revenue from contracts by recurring fees and implementation services and other, which the Company believes depicts the nature, amount and timing of its revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Recurring fees	$163,145	$143,330	$312,700	$272,511
Implementation services and other	4,243	3,902	8,687	7,429
Recurring and other revenue	$167,388	$147,232	$321,387	$279,940
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
The following table summarizes the changes in deferred revenue related to the nonrefundable upfront fees and recurring subscription services:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning of period	$18,701	$18,712	$19,318	$18,697
Deferral of revenue	5,266	5,165	9,430	10,053
Revenue recognized	(4,539)	(4,950)	(9,328)	(9,794)
Impact of foreign exchange	(30)	25	(22)	(4)
Balance, end of period	$19,398	$18,952	$19,398	$18,952
Deferred revenue is recorded within deferred revenue and other long-term liabilities on the unaudited condensed consolidated balance sheets. The Company will recognize deferred revenue of $7,787 in fiscal year 2025, $9,313 in fiscal year 2026, and $2,298 in fiscal year 2027.

 Deferred contract costs
The following table presents the deferred contract costs balance and related amortization expense for these deferred contract costs.

	As of and for the Three Months Ended December 31, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$111,616	$10,197	$(8,401)	$113,412
Costs to fulfill a contract	156,453	16,428	(11,403)	161,478
Total	$268,069	$26,625	$(19,804)	$274,890

	As of and for the Three Months Ended December 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$97,749	$10,152	$(6,666)	$101,235
Costs to fulfill a contract	132,076	16,666	(8,844)	139,898
Total	$229,825	$26,818	$(15,510)	$241,133

	As of and for the Six Months Ended December 31, 2024
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$108,583	$21,249	$(16,420)	$113,412
Costs to fulfill a contract	151,620	32,076	(22,218)	161,478
Total	$260,203	$53,325	$(38,638)	$274,890

	As of and for the Six Months Ended December 31, 2023
	Beginning Balance	Capitalization of Costs	Amortization	Ending Balance
Costs to obtain a contract	$93,317	$20,805	$(12,887)	$101,235
Costs to fulfill a contract	123,788	33,099	(16,989)	139,898
Total	$217,105	$53,904	$(29,876)	$241,133
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
4. FUNDS HELD FOR CLIENTS:
Funds held for clients are as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$1,008,401	$—	$—	$1,008,401
U.S. Treasury and direct obligations of U.S. government agencies	73,075	14	(11)	73,078
Corporate bonds	227,877	71	(48)	227,900
Other securities	23,979	12	(2)	23,989
	$1,333,332	$97	$(61)	$1,333,368

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
U.S. Treasury and direct obligations of U.S. government agencies	91,378	18	(413)	90,983
Corporate bonds	206,981	123	(1,178)	205,926
Other securities	19,783	9	(187)	19,605
	$1,110,764	$150	$(1,778)	$1,109,136
Other securities are primarily comprised of municipal obligations.
Proceeds from sales and maturities of investment securities for the three months ended December 31, 2024 and 2023 were approximately $27,917 and $79,801, respectively. Proceeds from sales and maturities of investment securities for the six months ended December 31, 2024 and 2023 were approximately $106,052 and $103,453, respectively.
The Company is exposed to interest rate risk as rate volatility will cause fluctuations in the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk.

The Company reviews its investments on an ongoing basis to determine if any allowance for credit loss is warranted due to changes in credit risk or other potential valuation concerns. The Company has no material individual securities that have been in a continuous unrealized loss position greater than twelve months. The Company believes unrealized losses, to the extent they exist, generally result from changes in interest rates rather than credit risk, and therefore does not believe the related investments need to be assessed to determine whether an allowance for the credit loss is warranted. Additionally, the Company believes it will recover its cost basis in the securities with unrealized losses and has the ability to hold the securities until they recover in value and had no intent to sell them at December 31, 2024.
Expected maturities as of December 31, 2024 for client fund assets are as follows:

Due within fiscal year 2025	$1,036,828
Due within fiscal year 2026	83,243
Due within fiscal year 2027	118,298
Due within fiscal year 2028	56,941
Due within fiscal year 2029	23,014
Thereafter	15,044
Total	$1,333,368

5. PROPERTY AND EQUIPMENT, NET:
A summary of the Company’s property and equipment, net is as follows:

	December 31, 2024	June 30, 2024
Land	$3,680	$3,680
Land improvements	910	910
Building and improvements	22,845	22,845
Computer, equipment and software	25,439	23,824
Furniture and fixtures	2,246	2,249
Office equipment	2,942	2,902
Leasehold improvements	5,241	5,205
Construction in progress	169	174
	63,472	61,789
Accumulated depreciation and amortization	(29,385)	(26,569)
Property and equipment, net	$34,087	$35,220
Depreciation and amortization of property and equipment was approximately $1,397 and $1,486 for the three months ended December 31, 2024 and 2023, respectively. Depreciation and amortization of property and equipment was approximately $2,848 and $2,997 for the six months ended December 31, 2024 and 2023, respectively.
6. CAPITALIZED SOFTWARE, NET:
A summary of the Company’s capitalized software, net is as follows:

	December 31, 2024	June 30, 2024
Capitalized software	$203,003	$176,519
Accumulated amortization	(130,957)	(109,143)
Capitalized software, net	$72,046	$67,376

Amortization expense for capitalized software was approximately $11,169 and $9,166 for the three months ended December 31, 2024 and 2023, respectively. Amortization expense for capitalized software was approximately $21,814 and $17,639 for the six months ended December 31, 2024 and 2023, respectively.
The following is a schedule of future amortization expense as of December 31, 2024:

2025 (remaining six months)	$30,571
2026	28,916
2027	12,227
2028	332
$72,046
7. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill are presented below:

Balance at June 30, 2024	$766,653
Foreign currency translation	(749)
Balance at December 31, 2024	$765,904

Components of intangible assets were as follows:

	December 31, 2024	June 30, 2024
Cost:
Technology	$153,854	$153,562
Customer relationships	470,844	469,583
Trade name	105,670	105,670
Naming rights	66,698	66,698
Total cost	$797,066	$795,513
Accumulated amortization:
Technology	$(146,659)	$(144,870)
Customer relationships	(459,392)	(431,101)
Trade name	(43,454)	(39,932)
Naming rights	(10,234)	(8,117)
Total accumulated amortization	$(659,739)	$(624,020)
Intangible assets, net	$137,327	$171,493

Amortization expense for intangible assets was approximately $12,023 and $24,963 for the three months ended December 31, 2024 and 2023, respectively. Amortization expense for intangible assets was approximately $35,719 and $50,673 for the six months ended December 31, 2024 and 2023, respectively.
The following is a schedule of future amortization expense as of December 31, 2024:

2025 (remaining six months)	$11,919
2026	19,650
2027	12,897
2028	12,368
2029	12,244
Thereafter	68,249
$137,327

8. DEBT AGREEMENTS AND LETTERS OF CREDIT:
Credit Agreement
Paycor is party to a credit agreement (as amended, the “Credit Agreement”) with PNC Bank, National Association (“PNC”), Fifth Third, National Association, and other lenders, providing a $200,000 senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility includes an “accordion feature” that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility by an additional principal amount of up to $200,000, with a resulting maximum principal amount of $400,000, subject to the participating lenders electing to increase their commitments or new lenders being added to the Credit Agreement. The Revolving Credit Facility will mature on June 11, 2026.
The Company had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2024 and June 30, 2024. Additionally, the Company had no outstanding letters of credit as of December 31, 2024 and June 30, 2024.
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
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximated fair value as of December 31, 2024 and June 30, 2024, because of the relatively short maturity of these instruments.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$1,008,401	$—	$—	$1,008,401
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	73,078	—	73,078
Corporate bonds	—	227,900	—	227,900
Other securities	—	23,989	—	23,989
	$1,008,401	$324,967	$—	$1,333,368

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Funds held for clients—cash and cash equivalents:
Demand deposit accounts and other cash equivalents	$792,622	$—	$—	$792,622
Funds held for clients—available-for-sale:
U.S. Treasury and direct obligations of U.S. government agencies	—	90,983	—	90,983
Corporate bonds	—	205,926	—	205,926
Other securities	—	19,605	—	19,605
	$792,622	$316,514	$—	$1,109,136
Cash and cash equivalents included in Level 1 are valued using closing prices for identical instruments that are traded on active exchanges. Available-for-sale securities included in Level 2 are valued by reference to quoted prices of similar assets in active markets, adjusted for any terms specific to that asset.
10. CAPITAL STOCK:
The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2024 and June 30, 2024, there were 181,251,037 and 178,210,263 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
11. NET LOSS PER SHARE:
Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period.
Diluted net income (loss) per share is computed by dividing net income (loss) adjusted as necessary for the impact of potentially dilutive securities, by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect. Potentially dilutive securities during the three and six months ended December 31, 2024 and 2023 included RSUs, PSUs, stock options and ESPP purchase rights. Due to the net loss for both the three and six months ended December 31, 2024 and 2023, any potentially dilutive securities were excluded from the denominator in calculating diluted net loss per share because including them would have had an anti-dilutive effect. Additionally, the Company excluded the impact of stock-based compensation awards held by certain employees consisting of membership interest units in Pride Aggregator for both the three and six months ended December 31, 2024 and 2023.
Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss	$(2,048)	$(26,249)	$(9,332)	$(46,845)
Weighted average common shares outstanding:
Basic and diluted	179,592,666	177,567,397	179,161,188	177,260,396
Basic and diluted net loss per share	$(0.01)	$(0.15)	$(0.05)	$(0.26)

12. INCOME TAXES:

The Company’s effective income tax rate was 27.6% and 11.2% for the six months ended December 31, 2024 and 2023, respectively. The effective tax rate for the six months ended December 31, 2024 was higher compared to the prior year period and is primarily attributable to a lower loss before benefit for income taxes recognized for the current period, nondeductible equity compensation, and a valuation allowance primarily driven by Internal Revenue Code Section 174 amortization of research and development expenses.
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
14. SUBSEQUENT EVENT:

On January 7, 2025, the Company entered into the Merger Agreement with Paychex and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Paychex. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock (other than shares of common stock (i) held by the Company as treasury stock or owned by Paychex or Merger Sub immediately prior to the Effective Time or (ii) held by any subsidiary of either the Company or Paychex (other than Merger Sub) immediately prior to the Effective Time (in each case, other than shares of common stock held by any such person in a trustee, custodian or nominee capacity for the account of clients or customers of such persons)) issued and outstanding immediately prior to the Effective Time (other than shares held by any holder who is entitled to appraisal rights and has properly exercised such rights under Delaware law) will be converted into the right to receive $22.50 in cash, without interest. Completion of the Merger is subject to certain customary closing conditions.

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

Overview
We are a leading provider of HCM software. Our solutions target mid-market businesses with 10 to 2,500 employees. Our unified, cloud-based platform is designed to empower leaders to drive business results by connecting them to people, data, and expertise. Our SaaS HCM solution automates routine management tasks so frontline leaders can focus on the key elements that drive business performance and employee engagement, such as goal setting, coaching, and talent development. Our comprehensive suite of solutions enables organizations to streamline administrative workflows and achieve regulatory compliance while serving as the single, secure system of record for employee data. Our modern, extensible platform is augmented by industry-specific domain expertise and offers award-winning ease-of-use with an intuitive user experience and deep third-party integrations. As of December 31, 2024, approximately 31,300 customers across all 50 states trusted us to empower their leaders to drive business results.

Merger Agreement

On January 7, 2025, the Company entered into the Merger Agreement with Paychex and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Paychex. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of our common stock (other than shares of common stock (i) held by the Company as treasury stock or owned by Paychex or Merger Sub immediately prior to the Effective Time or (ii) held by any subsidiary of either the Company or Paychex (other than Merger Sub) immediately prior to the Effective Time (in each case, other than shares of common stock held by any such person in a trustee, custodian or nominee capacity for the account of clients or customers of such persons)) issued and outstanding immediately prior to the Effective Time (other than shares held by any holder who is entitled to appraisal rights and has properly exercised such rights under Delaware law) will be converted into the right to receive $22.50 in cash, without interest.
Completion of the Merger is currently expected to occur in the first half of 2025, although we cannot assure completion by any particular date, if at all. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the Nasdaq Global Select Market (the “Nasdaq”) and deregistered under the Exchange Act.

Our Business Model

Our revenue is almost entirely recurring in nature and largely attributable to the sale of SaaS subscriptions of our cloud-based HCM software platform. We typically generate revenue from customers on a per-employee-per-month (“PEPM”) basis whereby our revenue is derived from the number of employees of a given customer, and the amount, type, and timing of products provided to a customer’s employees. As a result, we increase our recurring revenue as we add more customers and expand our HCM suite and as our customers add more employees and purchase additional product modules. Our subscription-based business model is highly recurring in nature and provides significant visibility into our future operating results. Recurring and other revenues are primarily revenues derived from the provision of our five HCM software bundles and nonrefundable implementation fees, which represented approximately 92% of total revenues for the six months ended December 31, 2024. In addition, we earn interest income on funds held for clients.

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

In addition, during the six months ended December 31, 2024, we launched a new Paycor Compensation Management, a collaborative solution purpose-built for leaders who want to streamline compensation planning while engaging and retaining employees, and a suite of innovative features designed to transform time-off management for the modern workforce. We also launched Paycor Assistant, an AI-powered HR companion that gives customers an easier, faster, and more intuitive way to interact with and extract value from Paycor’s solutions. Lastly, we launched our Integration Platform, offering flexible solutions to make connecting data and systems easier, especially for organizations who don’t have in-house IT or developer support.

The table below sets forth selected results of operations for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Total Revenues	$180,438	$159,541	$347,914	$303,129
Income (Loss) from Operations	$1,192	$(26,175)	$(13,062)	$(49,547)
Operating Margin	0.7%	(16.4)%	(3.8)%	(16.3)%
Adjusted Operating Income*	$31,792	$23,297	$54,592	$39,217
Adjusted Operating Income Margin*	17.6%	14.6%	15.7%	12.9%
Net Loss	$(2,048)	$(26,249)	$(9,332)	$(46,845)
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

We believe the number of customer employees on our platform is a key indicator of the growth of our business. We define customer employees as the number of our customers’ employees at the end of any particular period. As of December 31, 2024 and 2023, we had approximately 2,700,000 and 2,600,000 customer employees, respectively, representing a period-over-period increase of 3.8%. We define a customer as a parent company grouping, which may include multiple subsidiary client accounts with separate taxpayer identification numbers. As of December 31, 2024 and 2023, we had approximately 31,300 and 30,700 customers, respectively.

In addition, we are focused on maintaining and expanding broker relationships to drive the acquisition of new customers through mutual referrals. Insurance and benefits brokers are trusted advisors to small and medium sized businesses and are often influential in the HCM selection process. Brokers remained an integral part of our sales approach and influenced over 60% of field bookings during the six months ended December 31, 2024.

Increase Product Penetration with Existing and New Customers

In recent years we have increasingly focused our product pricing strategy away from sales of individual products and solutions towards a simplified bundled pricing approach whereby we market multi-product offerings to our customers. We believe our cloud platform and pricing model provides much better value and predictability for our customers and for Paycor. This strategy has enabled us to effectively drive increased product penetration and PEPM growth at the initial point of sale. We define “effective PEPM” as recurring and other revenue for the period divided by the average number of customer employees, which we calculate as the sum of the number of customer employees at the end of each month over the period divided by the total number of months in the period. We intend to advance this strategy by progressively expanding the breadth of features included in our product bundles. In addition to sales to new customers, there is a substantial opportunity within our existing customer base to cross-sell additional products from our portfolio, including Workforce Management, Benefits Administration, Talent Acquisition and Talent Management.

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

For the six months ended December 31, 2024, our net revenue retention has continued to trend favorably compared to the six months ended December 31, 2023, driven by strength in cross sales and pricing initiatives.

Ongoing Product Innovation and Optimization

We believe that our product features and functionality are key differentiators of our offerings. We intend to continue to invest in research and development, particularly regarding the functionality of our platform, to sustain and advance our product leadership. For instance, in fiscal year 2019, we acquired Ximble’s scheduling solution and in fiscal year 2020, we released Paycor Analytics. In fiscal year 2021, we launched our compensation management product and a full suite of talent management tools, including performance reviews, one-on-one coaching, objectives and key results and structured goal setting. In fiscal year 2022, we introduced OnDemand Pay, expense management and a Developer Portal to enhance Paycor’s industry-leading interoperability, making it even easier for clients and partners to seamlessly integrate and sync data between HR and third-party systems. We also released a new payroll-based journal reporting platform to simplify complex staffing reporting requirements for nursing facilities and a predictive resignation feature providing leaders with actionable insights to identify the top drivers of employee resignation. In fiscal year 2023, we acquired an intelligent candidate sourcing technology, now Paycor Smart Sourcing, and Verb, Inc.’s behavioral science-based micro-learning platform, now part of Paycor Paths, to enhance our industry-leading talent solutions. We also introduced the COR Leadership Framework, empowering organizations to transform frontline managers into effective leaders through the provision of technology and expertise. In fiscal year 2024, we introduced a generative artificial intelligence analytics digital assistant, powered by Visier, that empowers leaders to quickly and easily consume people-focused analytics in a conversational chat interface. We also introduced Pay Benchmarking, which provides market salary insights to enable competitive compensation strategies, and launched Labor Forecasting, which empowers leaders to right-size their labor costs to their operations by leveraging historical data and demand data forecasts to maximize return on investment and service quality. We also launched a new Compensation Management solution, enabling frontline leaders to streamline budgeting and pay cycles. In fiscal year 2025, we launched Paycor Compensation Management, a collaborative solution purpose-built for leaders who want to streamline compensation planning while engaging and retaining employees, and Time-Off Management, a suite of innovative features designed to transform time-off management for the modern workforce. We also launched Paycor Compensation Management, a collaborative solution purpose-built for leaders who want to streamline compensation planning while engaging and retaining employees, and a suite of innovative features designed to transform time-off management for the modern workforce. We also launched Paycor Assistant, an AI-powered HR companion that gives customers an easier, faster, and more intuitive way to interact with and extract value from Paycor’s solutions. Lastly, we launched our Integration Platform, offering flexible solutions to make connecting data and systems easier, especially for organizations who don’t have in-house IT or developer support. As a result of these and other product launches, the total list PEPM and customer-perceived value for our full suite of products continued to increase year over year. Our ability to innovate and introduce competitive new products is dependent on our ability to recruit and retain top technical talent and invest in research and development initiatives.

Components of Results of Operations

Basis of Presentation

Revenues

Recurring and Other Revenue

We derive our revenue from contractual agreements, which contain recurring and non-recurring service fees. The majority of our contracts are cancellable by the customer on 60 days’ notice. We recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration that we are entitled to for those goods or services. Recurring revenue consists primarily of revenues derived from the provision of our payroll and HR-related cloud-based software and related services, Workforce Management, Talent Management, Talent Acquisition and Benefits Administration. The performance obligations related to recurring services are generally satisfied monthly as services are provided, with fees charged and collected based on a PEPM basis. Recurring revenue is generally recognized as the services are provided each month.

Other revenue and non-recurring services fees consist mainly of nonrefundable implementation fees, which involve onboarding and configuring the customer within our cloud-based platform. These nonrefundable implementation fees provide certain clients with a material right to renew the contract, with revenue deferred and recognized over the period to which the material right exists. This is a period of 24 months from finalization of onboarding, which typically concludes within three to six months of the original booking. Deferred revenue also includes an immaterial portion related to recurring subscription services where revenue is recognized over the subscription period. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $19.4 million as of December 31, 2024, with $4.5 million and $9.3 million of revenue recognized for the three and six months ended December 31, 2024, respectively. Deferred revenue for these nonrefundable upfront fees and recurring subscription services was $19.0 million as of December 31, 2023, with $5.0 million and $9.8 million of revenue recognized for the three and six months ended December 31, 2023, respectively.

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

We amortized $11.4 million and $8.8 million of capitalized contract fulfillment costs during the three months ended December 31, 2024 and 2023, respectively, and $22.2 million and $17.0 million of capitalized contract fulfillment costs during the six months ended December 31, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract fulfillment costs on our balance sheet increases.

We also capitalize a portion of our internal-use software costs including external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for associates who are directly associated with internal-use software projects, which are then generally amortized over a period of three years into cost of revenues. We amortized $12.1 million and $9.8 million of capitalized internal-use and acquired software costs during the three months ended December 31, 2024 and 2023, respectively, and $23.6 million and $19.6 million of capitalized internal-use and acquired software costs during the six months ended December 31, 2024 and 2023, respectively.

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

We amortized $8.4 million and $6.7 million of capitalized contract acquisition costs during the three months ended December 31, 2024 and 2023, respectively, and $16.4 million and $12.9 million of capitalized contract acquisition costs during the six months ended December 31, 2024 and 2023, respectively. Additionally, we recorded $1.1 million of amortization expense associated with the Naming Rights during both the three months ended December 31, 2024 and 2023, respectively, and $2.1 million of amortization expense associated with the Naming Rights during both the six months ended December 31, 2024 and 2023, respectively. We expect to realize increased amortization in future periods as the total capitalized contract acquisition costs on our balance sheet increases.

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

We amortized $10.1 million and $23.3 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing expenses, during the three months ended December 31, 2024 and 2023, respectively, and $31.8 million and $46.5 million of intangible assets, excluding acquired software amortized through cost of revenues and the Naming Rights amortized through sales and marketing, during the six months ended December 31, 2024 and 2023, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Capitalized software	$12,964	$11,470	$25,674	$24,028
Research and development expenses	$18,369	$16,665	$35,797	$30,720

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Consolidated Statement of Operations Data:
Revenues:
Recurring and other revenue	$167,388	$147,232	$321,387	$279,940
Interest income on funds held for clients	13,050	12,309	26,527	23,189
Total revenues	180,438	159,541	347,914	303,129
Cost of revenues	62,186	55,125	121,403	106,503
Gross profit	118,252	104,416	226,511	196,626
Operating expenses:
Sales and marketing	60,137	57,753	116,926	110,531
General and administrative	38,554	56,173	86,850	104,922
Research and development	18,369	16,665	35,797	30,720
Total operating expenses	117,060	130,591	239,573	246,173
Income (loss) from operations	1,192	(26,175)	(13,062)	(49,547)
Interest expense	(1,135)	(1,153)	(2,273)	(2,397)
Other income (expense)	780	(1,745)	2,450	(814)
Income (loss) before benefit for income taxes	837	(29,073)	(12,885)	(52,758)
Income tax expense (benefit)	2,885	(2,824)	(3,553)	(5,913)
Net loss	$(2,048)	$(26,249)	$(9,332)	$(46,845)

Comparison of the Three Months Ended December 31, 2024 and December 31, 2023

Revenues

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$167,388	$147,232	$20,156	14%
Interest income on funds held for clients	13,050	12,309	741	6%
Total revenues	$180,438	$159,541	$20,897	13%

Total revenues for the three months ended December 31, 2024 and 2023 were $180.4 million and $159.5 million, respectively. For the three months ended December 31, 2024 and 2023, recurring and other revenue accounted for $167.4 million and $147.2 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $13.1 million and $12.3 million, respectively, for the three months ended December 31, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in effective PEPM and in the customer employees, driving $15.8 million and $4.3 million of increased revenue, respectively, as well as a $0.7 million increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees partially offset by moderately lower average interest rates across our portfolio of debt-security investments. Average client funds balances for the three months ended December 31, 2024 and 2023 were $1,168.6 million and $1,092.9 million, respectively.

Cost of Revenues

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Cost of revenues	$62,186	$55,125	$7,061	13%
Percentage of total revenues	34%	35%
Gross profit	$118,252	$104,416	$13,836	13%
Percentage of total revenues	66%	65%

Total cost of revenues for the three months ended December 31, 2024 and 2023 were $62.2 million and $55.1 million, respectively. Our total cost of revenues increased primarily as a result of a $2.6 million increase in amortization of deferred contract costs, a $2.3 million increase in amortization expense relating to capitalized software and intangible assets, a $1.6 million increase in employee-related costs to support new customers, and a $0.4 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Sales and marketing	$60,137	$57,753	$2,384	4%
Percentage of total revenues	33%	36%

Sales and marketing expenses for the three months ended December 31, 2024 and 2023 were $60.1 million and $57.8 million, respectively. The increase in sales and marketing expenses was primarily the result of a $1.2 million increase in employee-related costs, a $0.7 million increase in advertising expenses, and a $0.6 million increase in expenses associated with travel and events.

General and Administrative

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
General and administrative	$38,554	$56,173	$(17,619)	(31)%
Percentage of total revenues	21%	35%

General and administrative expenses for the three months ended December 31, 2024 and 2023 were $38.6 million and $56.2 million, respectively. The decrease in general and administrative expenses was primarily driven by a $13.2 million decrease in intangible amortization expense, a $6.4 million decrease in employee-related costs, offset by a $1.0 million increase in client funds bad debt expense and a $0.8 million increase in professional services, consulting fees and other costs.

Research and Development

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Research and development	$18,369	$16,665	$1,704	10%
Percentage of total revenues	10%	10%

Research and development expenses for the three months ended December 31, 2024 and 2023 were $18.4 million and $16.7 million, respectively. The increase in research and development expenses was primarily the result of a $0.6 million increase in licensing fees, a $0.5 million increase in employee-related costs, and a $0.5 million increase in professional services, consulting fees and other costs.

 Interest Expense

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Interest expense	$1,135	$1,153	$(18)	(2)%
Percentage of total revenues	<1%	<1%

Interest expense for the three months ended December 31, 2024 and 2023 was $1.1 million and $1.2 million, respectively. Interest expense primarily consists of accretion expense associated with the Naming Rights Agreement.

Other income (expense)

	Three Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Other income (expense)	$780	$(1,745)	$2,525	(145)%

Other income for the three months ended December 31, 2024 was $0.8 million and other expense for the three months ended December 31, 2023 was $1.7 million. Other income during the three months ended December 31, 2024 primarily consists of interest income earned on operating cash.

Income tax expense (benefit)

Income tax expense for the three months ended December 31, 2024 was $2.9 million, reflecting an effective income tax rate for the current period of 344.7%. Income tax benefit for the three months ended December 31, 2023 was $2.8 million, reflecting an effective income tax rate for the prior year period of 9.7%. The change in income tax expense (benefit) was primarily attributable to increase in US earnings for the current period, nondeductible equity compensation, non-deductible transaction costs, and a valuation allowance primarily driven by Internal Revenue Code Section 174 amortization of research and development expenses.

Comparison of the Six Months Ended December 31, 2024 and December 31, 2023

Revenues

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Revenues:
Recurring and other revenue	$321,387	$279,940	$41,447	15%
Interest income on funds held for clients	26,527	23,189	3,338	14%
Total revenues	$347,914	$303,129	$44,785	15%

Total revenues for the six months ended December 31, 2024 and 2023 were $347.9 million and $303.1 million, respectively. For the six months ended December 31, 2024 and 2023, recurring and other revenue accounted for $321.4 million and $279.9 million, respectively, of total revenues. Additionally, interest income on funds held for clients accounted for $26.5 million and $23.2 million, respectively, for the six months ended December 31, 2024 and 2023. Total revenues increased over the prior year period primarily as a result of an increase in effective PEPM and in the customer employees, driving $30.9 million and $10.5 million of increased revenue, respectively, as well as a $3.3 million increase in interest income on funds held for clients.

Interest income on funds held for clients increased primarily as a result of higher average daily balances for funds held due to the addition of customer employees partially offset by moderately lower average interest rates across our portfolio of debt-security investments. Average client funds balance for the six months ended December 31, 2024 and 2023 were $1,136.2 million and $1,054.9 million, respectively.

Cost of Revenues

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Cost of revenues	$121,403	$106,503	$14,900	14%
Percentage of total revenues	35%	35%
Gross profit	$226,511	$196,626	$29,885	15%
Percentage of total revenues	65%	65%

Total cost of revenues for the six months ended December 31, 2024 and 2023 were $121.4 million and $106.5 million, respectively. Total cost of revenues increased primarily as a result of a $5.2 million increase in amortization of deferred contract costs, a $4.4 million increase in employee-related costs to support new customers, a $4.2 million increase in amortization expense relating to capitalized software, and a $0.9 million increase in licensing fees.

Operating Expenses

Sales and Marketing

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Sales and marketing	$116,926	$110,531	$6,395	6%
Percentage of total revenues	34%	36%

Sales and marketing expenses for the six months ended December 31, 2024 and 2023 were $116.9 million and $110.5 million, respectively. The increase in sales and marketing expenses was primarily the result of a $3.7 million increase in employee-related costs, a $1.3 million increase in advertising expenses, and a $0.9 million increase in expenses associated with travel and events.

General and Administrative

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
General and administrative	$86,850	$104,922	$(18,072)	(17)%
Percentage of total revenues	25%	35%

General and administrative expenses for the six months ended December 31, 2024 and 2023 were $86.9 million and $104.9 million, respectively. The decrease in general and administrative expenses was primarily driven by a $14.7 million decrease in intangible amortization expense, a $6.8 million decrease in employee-related costs, offset by a $0.9 million increase in professional services, consulting fees and other costs, a $0.8 million increase in licensing fees, and a $0.4 million increase in client funds bad debt expense.

Research and Development

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Research and development	$35,797	$30,720	$5,077	17%
Percentage of total revenues	10%	10%

Research and development expenses for the six months ended December 31, 2024 and 2023 were $35.8 million and $30.7 million, respectively. The increase in research and development expenses was primarily the result of a $3.3 million increase in employee-related costs, a $0.8 million increase in professional services, consulting fees and other costs, and a $0.8 million increase in licensing fees.

 Interest Expense

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Interest expense	$2,273	$2,397	$(124)	(5)%
Percentage of total revenues	<1%	<1%

Interest expense for both of the six months ended December 31, 2024 and 2023 was $2.3 million and $2.4 million, respectively. Interest expense primarily consisted of accretion expense associated with the Naming Rights Agreement.

Other income (expense)

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Other income (expense)	$2,450	$(814)	$3,264	(401)%

Other income for the six months ended December 31, 2024 was $2.5 million and other expense for the six months ended December 31, 2023 was $0.8 million. Other income for the six months ended December 31, 2024 primarily consisted of interest income earned on operating cash. Other expense for the six months ended December 31, 2023 primarily consisted of the change in fair value of the contingent consideration related to the acquisition of Talenya, partially offset by interest income earned on operating cash.

Income tax benefit

Income tax benefit for the six months ended December 31, 2024 and 2023 was $3.6 million and $5.9 million, respectively, reflecting effective tax rates for those periods of 27.6% and 11.2%, respectively. The decrease in income tax benefit is primarily attributable to increase in US earnings for the current period, nondeductible equity compensation, and a valuation allowance primarily driven by Internal Revenue Code Section 174 amortization of research and development expenses.

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

Adjusted Gross Profit was $121.1 million and $107.5 million, or 67.1% and 67.4% of total revenue, for the three months ended December 31, 2024 and 2023, respectively. Adjusted Gross Profit was $231.8 million and $202.6 million, or 66.6% and 66.8% of total revenues, for the six months ended December 31, 2024 and 2023, respectively. Adjusted Gross Profit increased for the three and six months ended December 31, 2024, primarily driven by the increase in revenue from PEPM expansion and employee customer growth, partially offset by additional employee-related costs to support new customers, amortization of costs to fulfill contracts within cost of revenues and amortization of capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Gross Profit*	$118,252	$104,416	$226,511	$196,626
Gross Profit Margin	65.5%	65.4%	65.1%	64.9%
Amortization of intangible assets	914	634	1,789	2,009
Stock-based compensation expense	1,954	2,404	3,456	3,999
Corporate adjustments	—	—	21	—
Adjusted Gross Profit*	$121,120	$107,454	$231,777	$202,634
Adjusted Gross Profit Margin	67.1%	67.4%	66.6%	66.8%

*    Gross Profit and Adjusted Gross Profit were burdened by depreciation expense of $0.5 million and $0.6 million for the three months ended December 31, 2024 and 2023, respectively, and $1.1 million and $1.2 million for the six months ended December 31, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of capitalized software of $11.2 million and $9.2 million for the three months ended December 31, 2024 and 2023, respectively, and $21.8 million and $17.6 million for the six months ended December 31, 2024 and 2023, respectively. Gross Profit and Adjusted Gross Profit were burdened by amortization of deferred contract costs of $11.4 million and $8.8 million for the three months ended December 31, 2024 and 2023, respectively, and $22.2 million and $17.0 million for the six months ended December 31, 2024 and 2023, respectively.

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

Adjusted Operating Income was $31.8 million and $23.3 million for the three months ended December 31, 2024 and 2023, respectively. Adjusted Operating Income was $54.6 million and $39.2 million for the six months ended December 31, 2024 and 2023, respectively. Adjusted Operating Income increased for the three and six months ended December 31, 2024 primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Income (Loss) from Operations	$1,192	$(26,175)	$(13,062)	$(49,547)
Operating Margin	0.7%	(16.4)%	(3.8)%	(16.3)%
Amortization of intangible assets	12,023	24,963	35,719	50,673
Stock-based compensation expense	16,141	23,049	28,806	35,964
(Gain) loss on lease exit*	(6)	115	—	(29)
Corporate adjustments**	2,442	1,345	3,129	2,156
Adjusted Operating Income	$31,792	$23,297	$54,592	$39,217
Adjusted Operating Income Margin	17.6%	14.6%	15.7%	12.9%

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and six months ended December 31, 2024 relate to professional costs associated with the Paychex merger of $1.7 million for both periods and professional, consulting, and other costs associated with strategic initiatives of $0.7 million and $1.4 million, respectively. Corporate adjustments for the three and six months ended December 31, 2023 relate to costs associated with the secondary offering completed in December 2023 (“December 2023 Secondary Offering”) of $0.6 million and $0.6 million, respectively, and professional, consulting, and other costs of $0.7 million and $1.5 million, respectively.

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

Adjusted Sales and Marketing expense was $53.7 million and $49.5 million for the three months ended December 31, 2024 and 2023, respectively, and $105.3 million and $96.9 million for the six months ended December 31, 2024 and 2023, respectively. Adjusted Sales and Marketing expense increased for the three and six months ended December 31, 2024, primarily driven by expanding our sales coverage, an increase in advertising expense and an increase in amortization of costs to obtain contracts.

Adjusted General and Administrative expense was $20.0 million and $21.5 million for the three months ended December 31, 2024 and 2023, respectively, and $41.1 million and $41.2 million for the six months ended December 31, 2024 and 2023, respectively. Adjusted General and Administrative expense decreased for the three and six months ended December 31, 2024, primarily driven by a decrease in amortization related to customer relationships and employee-related costs.

Adjusted Research and Development expense was $15.6 million and $13.2 million for the three months ended December 31, 2024 and 2023, respectively, and $30.8 million and $25.3 million for the six months ended December 31, 2024 and 2023, respectively. Adjusted Research and Development expense increased for the three and six months ended December 31, 2024, primarily driven by an increase in employee-related costs and an increase in licensing fees.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Sales and Marketing expenses	$60,137	$57,753	$116,926	$110,531
Amortization of intangible assets	(1,058)	(1,058)	(2,117)	(2,117)
Stock-based compensation expense	(5,330)	(7,224)	(9,515)	(11,542)
Adjusted Sales and Marketing expenses	$53,749	$49,471	$105,294	$96,872
General and Administrative expenses	$38,554	$56,173	$86,850	$104,922
Amortization of intangible assets	(10,051)	(23,272)	(31,813)	(46,548)
Stock-based compensation expense	(6,051)	(9,951)	(10,837)	(15,023)
Gain (loss) on lease exit*	6	(115)	—	29
Corporate adjustments**	(2,442)	(1,345)	(3,108)	(2,156)
Adjusted General and Administrative expenses	$20,016	$21,490	$41,092	$41,224
Research and Development expenses	$18,369	$16,665	$35,797	$30,720
Stock-based compensation expense	(2,806)	(3,470)	(4,998)	(5,400)
Adjusted Research and Development expenses	$15,563	$13,195	$30,799	$25,320

*    Represents exit costs due to exiting leases of certain facilities.
**    Corporate adjustments for the three and six months ended December 31, 2024 relate to professional costs associated with the Paychex merger of $1.7 million for both periods and professional, consulting, and other costs associated with strategic initiatives of $0.7 million and $1.4 million, respectively. Corporate adjustments for the three and six months ended December 31, 2023 relate to costs associated with the secondary offering completed in December 2023 (“December 2023 Secondary Offering”) of $0.6 million and $0.6 million, respectively, and professional, consulting, and other costs of $0.7 million and $1.5 million, respectively.

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

Adjusted Net Income was $25.0 million and $18.7 million for the three months ended December 31, 2024 and 2023, respectively, and was $43.6 million and $31.5 million for the six months ended December 31, 2024 and 2023, respectively. Adjusted Net Income increased for both the three and six months ended December 31, 2024, primarily driven by an increase in total revenues, partially offset by continued investment in employee-related costs to support new customers, expand our sales coverage, and develop our products, as well as increased amortization related to deferred contract costs and capitalized software.

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net gain (loss) before benefit for income taxes	$837	$(29,073)	$(12,885)	$(52,758)
Amortization of intangible assets	12,023	24,963	35,719	50,673
Naming rights accretion expense	1,006	1,031	2,012	2,061
Change in fair value of deferred consideration	—	2,816	(112)	2,816
Stock-based compensation expense	16,141	23,049	28,806	35,964
(Gain) loss on lease exit*	(6)	115	—	(29)
Corporate adjustments**	2,442	1,345	3,129	2,156
Non-GAAP adjusted income before applicable income taxes	32,443	24,246	56,669	40,883
Income tax effect on adjustments***	(7,462)	(5,577)	(13,034)	(9,403)
Adjusted Net Income	$24,981	$18,669	$43,635	$31,480

Adjusted Net Income Per Share	$0.14	$0.11	$0.24	$0.18
Adjusted shares outstanding****	180,681,049	177,740,047	179,772,462	177,537,308

* Represents exit costs due to exiting leases of certain facilities.
** Corporate adjustments for the three and six months ended December 31, 2024 relate to professional costs associated with the Paychex merger of $1.7 million for both periods and professional, consulting, and other costs associated with strategic initiatives of $0.7 million and $1.4 million, respectively. Corporate adjustments for the three and six months ended December 31, 2023 relate to costs associated with the secondary offering completed in December 2023 (“December 2023 Secondary Offering”) of $0.6 million and $0.6 million, respectively, and professional, consulting, and other costs of $0.7 million and $1.5 million, respectively.
*** Non-GAAP adjusted income before applicable income taxes is tax effected using an adjusted effective income tax rate of 23.0% for each of the three and six months ended December 31, 2024 and 2023, respectively.
**** Adjusted shares outstanding for the three and six months ended December 31, 2024 and 2023 are based on the if-converted method and include potentially dilutive securities that are excluded from the U.S. GAAP dilutive net income per share calculation because including them in the computation of net income per share would have an anti-dilutive effect.

Liquidity and Capital Resources

General

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $114.6 million, which was held for working capital purposes, as well as $200.0 million of borrowing capacity available under our revolving credit facility, described further below. As of December 31, 2024, our cash and cash equivalents principally included demand deposit accounts. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.

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

The majority of the Company’s recurring fees are satisfied over time as the services are provided and invoiced by the customer payroll processing period or by month. The Company recognizes deferred revenue for nonrefundable upfront fees as well as for subscription services related to certain ancillary products invoiced prior to the satisfaction of the performance obligation. As of December 31, 2024, we had deferred revenue of $19.4 million, of which $13.4 million was recorded as a current liability and is expected to be recorded as revenue in the next twelve months, provided all other revenue recognition criteria have been met.

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

The Credit Agreement contains financial covenants, which are reviewed for compliance on a quarterly basis, including a total leverage ratio financial covenant of 3.50 to 1.00 and an interest coverage ratio financial covenant of 3.00 to 1.00. As of December 31, 2024, the Company was compliant with all covenants under the Credit Agreement.

 Cash Flows

The following table presents a summary of our unaudited condensed consolidated cash flows from operating, investing and financing activities for the six months ended December 31, 2024 and 2023.

	Six Months Ended
(in thousands)	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$28,749	$37
Net cash used in investing activities	(37,903)	(80,023)
Net cash provided by financing activities	221,523	268,658
Impact of foreign exchange on cash and cash equivalents	21	11
Net change in cash and cash equivalents	212,390	188,683
Cash and cash equivalents at beginning of period	910,580	879,046
Cash and cash equivalents at end of period	$1,122,970	$1,067,729

Operating Activities

Net cash provided by operating activities was $28.7 million and $— million for the six months ended December 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities for the six months ended December 31, 2024 is primarily due to a decrease in net loss along with improved operating results after adjusting for non-cash items including stock-based compensation expense accompanied by net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $37.9 million and $80.0 million, for the six months ended December 31, 2024 and 2023, respectively. The decrease in net cash used in investing activities for the six months ended December 31, 2024 was primarily attributable to the timing of proceeds and purchases within our client funds portfolio.

Financing Activities

Net cash provided by financing activities was $221.5 million and $268.7 million for the six months ended December 31, 2024 and 2023, respectively. The decrease in net cash provided by financing activities for the six months ended December 31, 2024 was primarily due to a decrease in funds held to satisfy client fund obligations.

Contractual Obligations and Commitments

Our principal commitments at December 31, 2024 primarily consist of leases for office space and obligations associated with the Naming Rights. There have been no material changes to our contractual obligations disclosed in the contractual obligations and commitments section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2024 Form 10-K. For additional information regarding our leases, see “Note 10. Leases” in the notes to our audited consolidated financial statements included in the 2024 Form 10-K and for additional information regarding our long-term debt and commitments and contingencies, see “Note 8. Debt Agreements and Letters of Credit” and “Note 13. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the critical accounting policies and estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Form 10-K. There have been no material changes to the critical accounting policies disclosed in the 2024 Form 10-K, except as described in Note 2 to our unaudited condensed consolidated financial statements: “Summary of Significant Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are generally the respective local currencies. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Canada, and Serbia. Our unaudited condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the three and six months ended December 31, 2024, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our unaudited condensed consolidated financial statements.

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents totaling $114.6 million and funds held for clients of $1,333.4 million. We deposit our cash and cash equivalents and significant portions of our funds held for clients in demand deposit accounts with various financial institutions. We invest funds held for clients in debt-security investments classified as available-for-sale consisting of U.S. Treasury Notes, direct obligations of U.S. government agencies such as the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Farm Credit Bank, high grade corporate bonds, FDIC insured certificates of deposit, and other short-term and long-term investments.

Our cash and cash equivalents and funds held for clients are subject to market risk due to changes in interest rates. A decline in interest rates would decrease our interest income earned. Additionally, an increase in interest rates may cause the market value of our investments in fixed-rate available-for-sale securities to decline. We may incur losses on our fixed-rate available-for-sale securities if we are forced to sell some or all of these securities at lower market values. However, as a result of us classifying all marketable securities as available-for-sale, no gains or losses are recognized due to changes in interest rates until such securities are sold or decreases in fair value are deemed due to expected credit losses. We have not recorded any allowance for credit impairment losses on available-for-sale securities. A 100-basis point change in interest rates would have had an immaterial effect on the market value of our available-for-sale securities as of December 31, 2024.

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

At December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility and, as a result, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in no change to interest expense.

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

In the event the Federal Reserve were to raise interest rates to temper the rate of inflation (or for other reasons), we could potentially benefit from increased interest income on our funds held for clients balance invested at higher interest rates. However, the cost to us of any future borrowings under the Revolving Credit Facility would increase in a rising interest rate environment since borrowings under the Revolving Credit Facility bear interest at a variable rate at the Company’s option based on certain benchmark interest rates (e.g., the Federal funds rate or Benchmark Replacement SOFR), plus an applicable margin. As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), evaluated the design and operating effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, the Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the three months ended December 31, 2024, that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would, individually or taken together, have a material adverse effect on our business, financial condition, or liquidity. For additional information, see “Note 13 Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes from the information set forth in “Item 1A. Risk Factors” of Part I in our Annual Report on Form 10-K filed with the SEC on August 22, 2024.

Risks Related to our Proposed Acquisition by Paychex

Uncertainties associated with the Merger, including the risk that the Merger may not close on the anticipated timeframe or at all due to one or more of the closing conditions to the Merger not being satisfied or waived, may have an adverse effect on our business, financial condition, results of operations and stock price.

On January 7, 2025, we entered into the Merger Agreement with Paychex and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Paychex. If the Merger is completed, we will become a privately held company, meaning that our common stock will be delisted from the Nasdaq and deregistered under the Exchange Act.

Completion of the Merger is subject to certain customary closing conditions, including, among other things, (i) the absence of any order, injunction or law issues or enforced by any court or governmental authority of competent jurisdiction that prohibits, makes illegal or enjoins the consummation of the Merger or applicable law enacted that prohibits or makes illegal the Merger, (ii) the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) certain approvals under U.S. state laws in respect of money transmitter and insurance licenses having been obtained. The regulatory agencies have broad discretion in administering the antitrust laws and could seek to impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business as a condition to the expiration or termination of the applicable waiting period under the HSR Act. Although each party is required to use their respective reasonable best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the transactions contemplated by the Merger Agreement as soon as reasonably practicable, these requirements, limitations, costs, divestitures or restrictions (many of which have certain factors that are not in our control) could jeopardize or delay the consummation of the Merger. Further, if the Merger has not been consummated on or before October 7, 2025, then the Merger Agreement may be terminated by either party. There is no assurance that expiration or termination of the applicable waiting period under the HSR Act will occur, or that all of the other closing conditions will be satisfied or waived (where permissible under applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.

The announcement and pendency of the Merger may create disruption in and uncertainties for our business, current plans and operations, which could have an adverse effect on our ability to retain qualified personnel and customers and to maintain relationships with our business partners and vendors. These business partners, vendors or customers could attempt to negotiate changes in existing business relationships, consider entering into business relationships with companies other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during pendency of the Merger. Adverse changes in our relationships with employees, business partners, vendors and customers may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected, as compared to prior to the announcement of the Merger Agreement. Our management’s time and attention may also be disrupted from ongoing business operations and diverted toward activities focused on completing the Merger, which could further impact these relationships and also the execution of our business strategy and plans, user experience, customer service or the performance of our solutions.

If the Merger Agreement is terminated and the Merger is not completed, we and our stockholders may face other adverse consequences. To the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed and you may not recover your investment or receive a price for your shares of our common stock similar to what has been offered under the Merger Agreement. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. In addition, we will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs, and in the absence of the Merger, these costs may have been allocated elsewhere, all of which could have adverse effect on our business, financial condition and results of operations.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including: we may experience a departure of employees prior to the closing of the Merger; the amount of cash per outstanding share of our common stock to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current business strategy as an independent company.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating or taking any action to knowingly facilitate or encourage the submission of any Acquisition Proposal (as such term is defined in the Merger Agreement) and/or enter into or participate in any discussion or negotiations with, furnish any information relating to the Company or any of its subsidiaries or afford access to the business, properties, assets, books or records of the Company or any of its subsidiaries to, or otherwise knowingly cooperate with any third party, in each case, relating to an Acquisition Proposal or any inquiry, proposal or request that would reasonably be expected to lead to an Acquisition Proposal. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain covenants in the Merger Agreement restricting the conduct of our business that could harm our business relationships, financial condition, results of operations and cash flows, including restrictions with respect to our ability to, among other things and subject to certain specified exceptions: establish, adopt, enter into, terminate or materially amend any Employee Plans (as such term is defined in the Merger Agreement); increase the compensation, remuneration or benefits to or for any individual service provider, or hire, engage, promote, transfer, change the title, position or duties, temporarily layoff, furlough or terminate (other than termination for cause) any individual service provider, in each case earning above a certain salary or wage or above the level of Vice President of the Company; settle, or offer or propose to settle, certain legal proceedings; change methods of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the completion of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business, financial condition and results of operations prior to completion of the Merger.

Lawsuits may arise in connection with the Merger, which could delay or prevent completion of the Merger and adversely affect our business, financial condition and results of operations.

Lawsuits relating to the Merger could be filed against the Company, Paychex, or our or its board of directors, including by stockholders of the Company or Paychex. Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against the Company, Paychex, or our or its board of directors is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2024.

Item 6.    Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

2.1*
Agreement and Plan of Merger, dated as of January 7, 2025, by and among Paycor HCM, Inc., Paychex, Inc. and Skyline Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025)

3.1
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

10.14	Paycor HCM, Inc. Performance Stock Unit Award Agreement Form (Named Executive Officers)
10.15	Paycor HCM, Inc. Performance Stock Unit Award Agreement Form (Chief Executive Officer)
31.1	Certification of Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

** This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paycor HCM, Inc.

Date:	February 6, 2025	By:	/s/ ADAM ANTE
		Name:	Adam Ante
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2025	By:	/s/ SARAH HAINES
		Name:	Sarah Haines
		Title:	Chief Accounting Officer (Principal Accounting Officer)